Form 10-Q
period 1996-03-31
EVERGREEN INTERNATIONAL AVIATION INC
filed 1996-07-03
CIK 894473

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended May 31, 1996

                                       OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                to
                              ---------------   ----------------

                     Commission File Number    33-56532

                     EVERGREEN INTERNATIONAL AVIATION, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

            Oregon                                             93-0729079
    ----------------------                                  ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                              3850 Three Mile Lane
                            McMinnville, Oregon 97128
                            -------------------------
                    (Address of principal executive offices)

                                 (503) 472-9361
                                 ---------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

The number of shares outstanding of Registrant's Common Stock at July 3, 1996 was 5,580,110.

                                TABLE OF CONTENTS

                                                                        Page(s)

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

         Consolidated Balance Sheets - At February 29, 1996 and
         May 31, 1996.                                                      3-4

         Consolidated Statements of Earnings (Loss) - For the three
         months ended May 31, 1995 and 1996                                  5

         Consolidated Statements of Cash Flows - For the three
         months ended May 31, 1995 and 1996                                 6-7

         Notes to Consolidated Financial Statements                        8-12

     Item 2.   Management's Discussion and Analysis of Results
     of Operations and Financial Condition                                 13-18

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings
     Item 3. Defaults upon Senior Securities                                19
     Item 6. Exhibits and Reports on Form 8-K

PART I-FINANCIAL INFORMATION
ITEM 1-FINANCIAL STATEMENTS

                     EVERGREEN INTERNATIONAL AVIATION, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                (In thousands)



                 ASSETS                                         FEBRUARY 29,     MAY 31,
                                                                     1996          1996
                                                                -----------   ------------
                                                                               (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                    $     7,559   $      2,241
   Accounts receivable, less allowance for
     doubtful accounts of $3,754 and $2,583
        Trade                                                        35,687         26,481
        Other                                                         3,982          3,767
   Inventories                                                        3,306          3,717
   Prepaid expenses and other assets                                  2,268          3,282
   Receivables from affiliated company                                6,186          8,272
   Deferred income tax asset                                          3,173          3,173
                                                                -----------   ------------

         Total current assets                                        62,161         50,933
                                                                -----------   ------------

PROPERTY AND EQUIPMENT:
   Flight equipment                                                 661,738        661,939
   Other property and equipment                                      94,232         96,125
                                                                -----------   ------------

                                                                    755,970        758,064

   Less accumulated depreciation                                    243,799        249,762
                                                                -----------   ------------

                                                                    512,171        508,302
                                                                -----------   ------------

OTHER ASSETS (Notes receivable from affiliated
   companies of $1,036 and $1,139; Investment in an
   affiliated company of $2,960 and $2,971)                          43,155         40,731
                                                                -----------   ------------

      TOTAL ASSETS                                              $   617,487   $    599,966
                                                                -----------   ------------
                                                                -----------   ------------


See accompanying notes to consolidated financial statements.

                     EVERGREEN INTERNATIONAL AVIATION, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                                (In thousands)



     LIABILITIES AND STOCKHOLDERS' EQUITY                            FEBRUARY 29,      MAY 31,
                                                                        1996             1996
                                                                     -----------     -----------
                                                                                     (Unaudited)
CURRENT LIABILITIES:
  Short-term notes payable                                           $     1,826    $     1,354
  Accounts payable (Accounts payable to affiliated
    companies of $15,213 and $14,411)                                     48,789         44,331
  Accrued liabilities                                                     19,188         18,193
  Accrued interest (Interest due to affiliated
    companies of $23 at February 29, 1996)                                54,864         60,787
  Income tax payable                                                       2,217            654
  Current portion of long-term debt (Note
    payable to affiliated company of $542 and $483)                        4,840         13,440
  Long-term debt in default (Note 5)                                     231,390        176,861
  Senior notes in default                                                125,000        125,000
                                                                     -----------    -----------

        Total current liabilities                                        488,114        440,620

LONG-TERM DEBT, less current portion                                       6,664         42,133

Deferred rentals payable to subsidiary companies and other                 4,217          4,534

DEFERRED INCOME TAXES                                                     35,862         31,356
                                                                     -----------    -----------

  Total liabilities                                                      534,857        518,643
                                                                     -----------    -----------

STOCKHOLDERS' EQUITY:
   Common stock, no par value; 6,000,000 shares
     authorized; 5,580,110 shares issued and outstanding
                                                                          21,004         21,004
   Retained earnings (Note 6)                                             61,626         60,319
                                                                     -----------    -----------

   Total stockholders' equity                                             82,630         81,323
                                                                     -----------    -----------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                            $   617,487    $   599,966
                                                                     -----------    -----------
                                                                     -----------    -----------

See accompanying notes to consolidated financial statements.

                     EVERGREEN INTERNATIONAL AVIATION, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                 (In thousands)




                                                                             THREE MONTHS ENDED
                                                                                  MAY 31,
                                                                      ------------------------------
                                                                          1995                1996
                                                                      ----------          ----------
OPERATING REVENUES:
  Flight                                                              $   59,429          $   55,601
  Aircraft leasing                                                         7,338               4,223
  Sales of aircraft, parts and other property and
     equipment                                                            39,245               3,372
  Support services (Revenues from affiliated
     company of $30 and $24)                                              16,198              13,782
                                                                      ----------          ----------

            OPERATING REVENUES                                           122,210              76,978
                                                                      ----------          ----------

OPERATING EXPENSES:
  Flight costs                                                             9,599               7,336
  Fuel                                                                    10,568               8,856
  Maintenance (Expenses from an affiliated company of
     $382 during the three months ended May 31, 1996)                     16,209              12,741
  Aircraft and equipment (Rentals from
     affiliated companies of $5,720 and $4,877)                           14,200              13,005
  Cost of sales of aircraft, parts and other property
     and equipment                                                        21,091               2,252
  Selling, general and administrative                                      9,494               9,890
  Other (Expenses from affiliated companies
     of $243 and $213)                                                    18,015              12,345
                                                                      ----------          ----------

     OPERATING EXPENSES                                                   99,176              66,425
                                                                      ----------          ----------

     INCOME FROM OPERATIONS                                               23,034              10,553

NON-OPERATING EXPENSES:
  Interest expense (Interest income from affiliated
     companies of ($162) and ($184))                                      14,185              11,983
  Foreign currency exchange loss                                           1,229                 100
                                                                      ----------          ----------

  INCOME (LOSS) BEFORE INCOME TAXES AND
    EXTRAORDINARY ITEM                                                     7,620             (1,530)

  INCOME TAX EXPENSE (BENEFIT)                                             2,880               (596)
                                                                      ----------          ----------

     INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                               4,740               (934)

  EXTRAORDINARY ITEM:
    Gain on extinguishment of debt (Net of applicable
       income tax benefit of $243)                                          (382)                  -
                                                                      ----------          ----------

      NET INCOME (LOSS)                                               $    5,122          $    (934)
                                                                      ----------          ----------
                                                                      ----------          ----------



See accompanying notes to consolidated financial statements.

                     EVERGREEN INTERNATIONAL AVIATION, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 (In Thousands)


                                                                              THREE MONTHS ENDED
                                                                                     MAY 31,
                                                                          --------------------------
                                                                               1995          1996
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       $     5,122    $     (934)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation                                                              7,174          7,220
      Amortization                                                             10,950          7,309
      Increase (decrease) in deferred income taxes                              2,865        (6,235)
      Gain on sale of property and equipment                                 (18,154)        (1,120)
      Extraordinary item                                                        (382)              -
      Changes in items affecting operations:
        Accounts receivable                                                     1,890          9,421
        Inventories, prepaid expenses, and
          receivables from affiliated companies                                   163        (3,511)
        Accounts payable and accrued liabilities                                  676        (1,658)
                                                                          -----------    -----------

          Net cash provided by operating activities                            10,304         10,492
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, and overhauls                          (8,799)        (8,982)
  Proceeds from disposition of property and equipment                          34,304          2,147
  Notes receivable, deposits and other assets                                     145          2,167
                                                                          -----------    -----------

          Net cash provided (used) by investing activities                     25,650        (4,668)
                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from operating loans and short-term debt                            75,988         73,480
  Payments on long-term debt                                                 (31,646)        (7,596)
  Payments on operating loans and short-term debt                            (79,487)       (77,026)
                                                                          -----------    -----------

          Net cash used in financing activities                              (35,145)       (11,142)
                                                                          -----------    -----------

          Net increase (decrease) in cash and cash equivalents                    809        (5,318)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD
                                                                                  584          7,559
                                                                          -----------    -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                               $     1,393    $     2,241
                                                                          -----------    -----------
                                                                          -----------    -----------

See accompanying notes to consolidated financial statements.

                     EVERGREEN INTERNATIONAL AVIATION, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                   (UNAUDITED)

                                 (In Thousands)

SUPPLEMENTAL DISCLOSURE OF NON-CASH
     INVESTING AND FINANCING ACTIVITIES:

THREE MONTHS ENDED MAY 31, 1996:

 A Guarantor Subsidiary converted accrued interest of $210 into long-term debt. A Guarantor Subsidiary purchased engine and airframe overhauls under vendor financing arrangements totaling $4,046.
 A Guarantor Subsidiary sold assets in exchange for $1,225 in trade credit against vendor payables.

THREE MONTHS ENDED MAY 31, 1995:

 Proceeds of $4,261 from the sale of a DC8 aircraft by a Guarantor Subsidiary are included in other assets at May 31, 1995.
 A Guarantor Subsidiary sold assets in exchange for parts and overhaul purchases totaling $680.
 A Guarantor Subsidiary purchased $1,194 in engine overhauls under vendor credit arrangements.
 In May 1995, a Guarantor Subsidiary received $616 in debt forgiveness in connection with a long-term debt refinancing arrangement.

See accompanying notes to consolidated financial statements.

                     EVERGREEN INTERNATIONAL AVIATION, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                             (Dollars In Thousands)

(1) CONSOLIDATED INTERIM FINANCIAL STATEMENTS

          The consolidated interim financial statements included in this report have been prepared by the Company and are unaudited. In the opinion of the Company, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. This financial data should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended February 29, 1996. Results for the interim period presented are not necessarily indicative of results for the year.

          The Company's 13 1/2% Senior Notes due 1999 to 2002 (the "Senior Notes") are jointly and severally guaranteed on a senior subordinated basis by Evergreen International Airlines, Inc., Evergreen Helicopters, Inc. and Evergreen Air Center, Inc. (the "Guarantor Subsidiaries"), each of which is a wholly owned-subsidiary of the Company.

(2)  FOREIGN CURRENCY TRANSACTIONS

          Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the U.S. dollar) are included in net income as a non-operating income or expense.

(3) INCOME TAXES

          Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

(4) EXTRAORDINARY ITEM

          During fiscal 1996, one of the Guarantor Subsidiaries entered into a refinancing agreement collateralized by rotor-wing aircraft which resulted in the recognition of $382 in extraordinary gains from extinguishment of debt, net of applicable income tax benefit of $243.

(5) LONG-TERM DEBT AND SENIOR NOTES

          In February 1994, the Company withheld payments to certain creditors of the Guarantor Subsidiaries and holders of the Company's Senior Notes and commenced negotiations to restructure these agreements. Through May 31, 1996, the Company has restructured its obligations with B747 creditors by reducing current amounts due through the extension of maturity dates and/or deferral or reduction of periodic payments. The Company is continuing negotiations with the holders of the Senior Notes and other lenders in an effort to complete a restructuring of such obligations.

                     EVERGREEN INTERNATIONAL AVIATION, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                             (Dollars In Thousands)

          The aggregate principal outstanding of long-term debt and Senior Notes in default and classified as a current liability because of such defaults in the accompanying consolidated balance sheets at May 31, 1996 was $301,681. The aggregate outstanding principal amount of Guarantor Subsidiaries' debt in default classified as a current liability in the condensed and combined consolidated balance sheets at May 31, 1996 was $143,757 (see Note 7). At May 31, 1996, accrued and unpaid interest related to the Senior Notes was $56,463.

          As a result of the failure to meet debt service payment requirements on its Senior Notes, the Company continues to be in violation of covenants and non-payment provisions of its Senior Notes, and is in violation of cross default and financial and other covenant provisions of certain other financing agreements, primarily of the Guarantor Subsidiaries. These violations would permit effected creditors to, among other things, accelerate the due date of their debt. None of the effected creditors have exercised their contractual remedies to date other than a holder of 44% of the Senior Notes who has filed suit against the Company (see "Part II. Other Information: Item 1. Legal Proceedings").

(6) ASSETS PURCHASED FROM AN AFFILIATE

          During the first quarter of fiscal 1997, the Company purchased aircraft related assets from an affiliate in exchange for cash or other consideration. The difference between the consideration given by the Company and the carrying value of the assets purchased was $373 and is represented as a reduction to retained earnings at May 31, 1996.

                     EVERGREEN INTERNATIONAL AVIATION, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                             (Dollars In Thousands)

(7) FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

          The Senior Notes are guaranteed by the Guarantor Subsidiaries. The following presents condensed and combined, consolidated financial information for the Guarantor Subsidiaries at February 29, 1996 and May 31, 1996 and for the fiscal quarters ended May 31, 1995 and 1996:

                                 Balance Sheets


                                                             FEBRUARY 29,          MAY 31,
                                                                1996                1996
                                                             ---------           ---------
Current assets                                               $  46,294           $  32,763
Property and equipment, net                                    475,420             472,045
Other assets                                                    33,415              33,002
                                                             ---------           ---------

  Total assets                                               $ 557,129           $ 537,810
                                                             ---------           ---------
                                                             ---------           ---------
Current liabilities:
  Notes payable                                              $   1,826           $   1,354
  Accounts payable, accrued liabilities and
    accrued interest                                            64,056              58,552
  Current portion of long-term debt                              2,970               9,440
  Long-term debt in default                                    192,673             143,757
                                                             ---------           ---------

      Total current liabilities                                261,525             213,103
                                                             ---------           ---------

  Noncurrent liabilities                                        45,612              79,410

  Intercompany payables                                        215,018             212,443
                                                             ---------           ---------

  Total noncurrent liabilities                                 260,630             291,853
                                                             ---------           ---------

  Stockholders' equity                                          34,974              32,854
                                                             ---------           ---------

      Total liabilities and stockholders' equity             $ 557,129           $ 537,810
                                                             ---------           ---------
                                                             ---------           ---------

                     EVERGREEN INTERNATIONAL AVIATION, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                             (Dollars In Thousands)

(7) FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES (CONTINUED)

                            Statements of Operations

                                                                    THREE MONTHS
                                                                     ENDED MAY 31,
                                                             ------------------------
                                                                 1995           1996
                                                             ---------     ----------
Operating revenues:
   Flight                                                      $59,429        $55,601
   Aircraft leasing                                              7,338          4,223
   Sales of aircraft, parts and other
        property and equipment                                  39,239          2,977
   Support services                                              7,934          3,985
                                                             ---------     ----------

        Operating revenues                                     113,940         66,786
                                                             ---------     ----------

Operating expenses:
   Flight costs                                                  9,599          7,336
   Fuel                                                         10,351          8,456
   Maintenance                                                  15,970         12,388
   Aircraft and equipment                                       14,200         13,005
   Cost of sales of aircraft, parts and
        other property and equipment                            21,065          2,115
   Selling, general and administrative                           7,419          6,929
   Other                                                        14,694          7,472
                                                             ---------     ----------

             Operating expenses                                 93,298         57,701
                                                             ---------     ----------

   Income from operations                                       20,642          9,085

   Nonoperating expenses, primarily interest                    14,211         11,965
                                                             ---------     ----------

   Income (loss) before taxes                                    6,431        (2,880)

   Income tax expense (benefit)                                  2,428        (1,094)
                                                             ---------     ----------

       Net income (loss)                                        $4,003       ($1,786)
                                                             ---------     ----------
                                                             ---------     ----------


                     EVERGREEN INTERNATIONAL AVIATION, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                             (Dollars In thousands)

(7) FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES (CONTINUED)

                            Statements of Cash Flows


                                                                             THREE MONTHS ENDED
                                                                                    MAY 31,
                                                                       -----------------------------
                                                                            1995                1996
                                                                       ---------          ----------
Net cash provided by operating activities                                 $7,710              14,986
                                                                       ---------          ----------

Cash flows from investing activities:
  Purchases of property, equipment
       and overhauls                                                     (8,670)             (8,265)
  Proceeds from disposal of property and
       equipment                                                          34,298               1,752
  Other                                                                      327               2,159
                                                                       ---------          ----------

  Net cash provided (used) by investing activities                        25,955             (4,354)
                                                                       ---------          ----------

Cash flows from financing activities:
  Proceeds from operating loans and debt                                   2,219                 200
  Payments on operating loans and debt                                  (35,661)            (15,835)
                                                                       ---------          ----------

  Net cash used in financing activities                                 (33,442)            (15,635)
                                                                       ---------          ----------

  Net increase (decrease) in cash and cash equivalents                       223             (5,003)


Cash and cash equivalents, at beginning of period                           (33)               6,616
                                                                       ---------          ----------

Cash and cash equivalents, at end of period                                 $190              $1,613
                                                                       ---------          ----------
                                                                       ---------          ----------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Management's Discussion and Analysis of Results of Operations and Financial Condition, presented below, relates to the operations of the Company as reflected in its consolidated financial statements. Emphasis in this discussion is placed upon contract flight operations, and sales of aircraft, components and parts, as such activities generate the major portion of the Company's total consolidated revenues. Support services primarily includes ground handling and maintenance services provided by the Company's other operating subsidiaries.

GENERAL

     The Company's largest operating subsidiary, Evergreen International Airlines, Inc. ("EIA"), is a contract carrier that primarily charges customers based on a block hour basis rather than a per seat or per pound basis as do scheduled passenger carriers or overnight express carriers. A "block hour" is defined as the elapsed time computed from the moment the aircraft moves to the time it comes to rest at its destination. Fluctuations in flight revenues are not necessarily indicative of true change in operating activities because of shifts in the mix between "all-in" services and wet leases or ACMI services from year-to-year. For all-in charters, EIA is responsible for the full range of operating expenses, including fuel, and receives a correspondingly higher price per block hour flown. For wet leases and contract charters, EIA typically provides only aircraft, crew, maintenance and insurance ("ACMI"). The customer is responsible for all other operating expenses, such as fuel, ground handling and crew accommodations. As a result, wet lease and other ACMI contract charters typically have lower block hour revenue rates. For this reason, it is important to analyze the type of block hours flown in connection with changes in actual revenues earned. EIA, as a matter of policy, includes fuel cost adjustment mechanisms in certain all-in charters, including U.S. military charters, thus minimizing the risk of fuel price volatility to EIA. In addition, the Company also provides common carriage activity as well as operating or "dry" lease activity.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 1996 TO THE THREE MONTHS ENDED MAY 31, 1995

     OPERATING REVENUES. Total operating revenue during the three months ended May 31, 1996 declined by $45.2 million, or 37.0%, when compared to the three month fiscal period ended May 31, 1995. The components of operating revenue are flight revenue; aircraft leasing; sales of aircraft, parts and other property and equipment; and support services.

     Flight revenues declined by $3.8 million when comparing the three months ended May 31, 1996 with the corresponding period of the prior year. The decline is primarily attributed to the discontinuation of United States-China common carriage activity and passenger service activity in August 1995 and a reduction in aircraft capacity caused by the removal from service of three B747 aircraft in January 1996 pending the approval of the method of compliance with an FAA airworthiness directive (see "Liquidity and Capital Resources"). These declines were partially offset by an increase in United States Air Force, Air Mobility Command ("AMC") activity, the addition of contract freighter service between the United States and the South Pacific and increased adhoc activity. In addition, Evergreen Helicopters, Inc. ("EHI") realized revenue increases during the first quarter of fiscal 1997 when compared to first quarter fiscal 1996 results, primarily due to firefighting and helilogging activity.

     During the first quarter of fiscal 1997, block hours operated by EIA decreased by 1,376 hours when compared to block hour totals recorded during the first quarter of fiscal 1996. The block hour decline is due primarily to the removal from service of three B747 aircraft in January 1996 and the sale of two DC8 aircraft in March 1995. The following table details block hour totals by aircraft type for the fiscal quarters ended May 31, 1995 and 1996:

- -------------------------------------------------------------------------------
     BLOCK HOURS:                THREE MONTHS ENDED MAY 31,
                               -------------------------------------
              AIRCRAFT TYPE   1995           1996        NET CHANGE
- -------------------------------------------------------------------------------
     B747                     6,359          5,780          (579)
     DC8                        560              0          (560)
     DC9                      2,096          1,859          (237)
- -------------------------------------------------------------------------------
          Totals              9,015          7,639        (1,376)
- -------------------------------------------------------------------------------

     Aircraft leasing revenue declined by $3.1 million during the first quarter of fiscal 1997 when compared to the corresponding period of the prior year, primarily due to the return of two B747 aircraft from lease in June 1995 and March 1996. The Company employed four B747 aircraft under dry leases during the entire first quarter of fiscal 1996, compared to two B747 aircraft during the first quarter of fiscal 1997. The Company anticipates the return to service of the two remaining B747 aircraft under lease in August 1996 and January 1997. Aircraft leasing revenues include maintenance reserves for scheduled engine and airframe overhauls and inspections.

     The composition of flight revenue during the first quarter of fiscal 1997, when compared to the corresponding prior year period, indicates an increase in ACMI block hours and a decline in all-in hours. The primary reason for the decline in all-in hours is the discontinuance of United States-China common carriage activity resulting from the sale of EIA's U.S.-China all cargo operating authority in August 1995. All-in DC8 and B747 activity declined by 560 hours and 394 hours, respectively, when comparing first quarter fiscal 1997 block hour totals with those recorded during the first quarter of fiscal 1996. In aggregate, the Company operated 4,522 all-in hours (59.2%) and 3,117 ACMI hours (40.8%) during the three months ended May 31, 1996, compared to 5,713 all-in hours (63.4%) and 3,302 ACMI hours (36.6%) operated during the same period of the prior fiscal year.

     Revenues from the sale of aircraft, parts and other property and equipment declined by $35.9 million when comparing the first three months of fiscal 1997 and 1996. The decline is primarily attributable to the sale of two DC8 aircraft in March 1995 for a total of $38.0 million.

     Support services revenue during the three months ended May 31, 1996 declined by approximately $2.4 million when compared to the three months ended May 31, 1995, primarily due to a decline in third party revenue at Evergreen Air Center, Inc. ("EAC") during fiscal 1997.

     OPERATING EXPENSES. Operating expenses, exclusive of cost of sales of aircraft, parts and other property and equipment declined by $13.9 million, or 17.9%. Total operating expenses declined by $32.8 million when comparing the first quarter of fiscal 1997 to the first quarter of fiscal 1996. Categories of operating expense include flight costs, fuel, maintenance, aircraft and equipment, cost of sales of aircraft, parts and other property and equipment, selling, general and administrative and other. Flight costs declined by $2.3 million during the three months ended May 31, 1996 when compared to prior year first quarter totals, primarily due to a reduction in flight and cabin crew costs and passenger catering resulting from the effect of the removal from service of three B747 aircraft in January 1996 and the conversion of the Company's remaining passenger aircraft to freighter configuration in August 1995. Despite an increase in average per gallon fuel prices, fuel costs declined by $1.7 million when comparing the first three months of fiscal 1997 and 1996, primarily due to the reduction in all-in activity resulting from the discontinuation of China common carriage activity in August 1995 and a greater composition of ACMI services. Maintenance costs declined by $3.5 million during the first quarter of fiscal 1997 when compared to the corresponding period of the previous year, due primarily to reduced overhaul amortization expense and line maintenance expense resulting from the removal from service of three B747 aircraft in January 1996. Aircraft and equipment costs, which represent primarily aircraft rentals and depreciation, declined by $1.2 million during the three months ended May 31, 1996 when compared to the corresponding period of fiscal 1996 primarily due to renegotiated lease arrangements with affiliated companies for B747 and DC9 aircraft. Cost of sales of aircraft, parts and other property and equipment declined by $18.8 million during the first quarter of fiscal 1997 when compared to fiscal 1996 first quarter totals, primarily due to the book value of two DC8 aircraft sold in March 1995. Selling, general and administrative costs remained relatively constant while other costs declined by $5.7 million during the first quarter of fiscal year 1997 when compared to the corresponding period of fiscal 1996, primarily due to a decline in third party maintenance services at EAC and a reduction in aircraft and cargo ground handling resulting from the decline in all-in activity.

     NON-OPERATING EXPENSES. During the first quarter ended May 31, 1996, non-operating expenses, which represents primarily interest, declined by approximately $3.3 million when compared to the first quarter of the previous fiscal year. This decline is primarily attributable to a reduction in interest expense resulting from a reduction in interest bearing liabilities, primarily long-term debt, during fiscal 1996. In addition, a reduction in foreign accounts payable and improvement in the U.S. dollar relative to the Yen led to a $1.0 million improvement in foreign currency exchange loss during the current period when compared to the first quarter of fiscal 1996. These reductions were partially offset by additional penalty interest recognized on the Senior Notes during the first three months of fiscal 1997.

     NET INCOME (LOSS). During the quarter ended May 31, 1996, net loss totaled $.9 million, compared to $5.7 million in net income generated during the first quarter of fiscal 1996. The primary reason for the decline in income when comparing the two fiscal periods, is the sale of two DC8 aircraft in March 1995 which generated before tax income during the first quarter of fiscal 1996 of approximately $18.0 million. Also contributing to the decline was the removal from service of three B747 aircraft in January 1996 which adversely impacted earnings, and an increase in penalty interest recognized on the Senior Notes during the first quarter of fiscal 1997. These declines were partially offset by a reduction in amortization expense and line maintenance expense and a reduction in interest expense during the first quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal internal sources of liquidity are cash flow from operating activities and proceeds from the sales of assets. During the three months ended May 31, 1996 cash flow generated from operating activities totaled $10.5 million. The Company continued its efforts to partially satisfy obligations through barter and trade arrangements and negotiate favorable credit terms with certain of its trade and overhaul vendors which reduced cash requirements during the quarter. These efforts reduced cash requirements by approximately $5.3 million for capital and overhaul expenditures during the three months ended May 31, 1996.

     Historically, the Company has been successful in supplementing cash from operations by generating additional liquidity from refinancing of aircraft and aircraft related assets. Unlike many air carriers, the Company owns most of its operating equipment, and has relied upon the use of term debt, rather than leasing, to finance the acquisitions. However, due to the current status of the Company's restructuring efforts, no assurance can be given that the Company will be able to obtain new financing on commercially reasonable terms.

     Operating capital is supplemented by a lending facility which commenced in January 1992 wherein EIA, EHI, and EAGLE borrow jointly under an operating loan agreement which next matures on August 23, 1996. Maturity date of the agreement will automatically extend for 60 day periods until April 1997 unless the Company is notified to the contrary prior to the applicable maturity date. There can be no assurance that the lender will continue to extend the maturity date. This operating loan facility is collateralized by substantially all of the Company's assets with the exception of aircraft, engines and real property. The maximum credit under the agreement is $45.0 million, subject to inventory and accounts receivable levels and other requirements. Actual availability at May 31, 1996 was $31.3 million of which $29.6 million was outstanding. The line bears interest at prime plus 2.25% per annum.

     At May 31, 1996, the Company had consolidated long-term debt of $357.4 million, including the $125 million in Senior Notes and $29.6 million outstanding under its operating loan. In addition, the Company had accrued interest on the Senior Notes at May 31, 1996 of $56.5 million, including $8.8 million in penalty interest. Long-term debt and Senior Note obligations in default at May 31, 1996 totaled $301.9 million and are classified in the current liabilities section of the Company's consolidated balance sheet. These amounts include $141.5 million in long-term debt in default and carried as a current liability due solely to technical violations (i.e. cross defaults of parent guarantor) of financing agreements unrelated to B747 and Senior Note obligations being restructured. The Company intends to normalize the presentation of its long-term debt as restructuring of the various agreements is completed.

     The Senior Notes are primary obligations of the Company and are jointly and severally guaranteed on a senior subordinated basis by the Guarantor Subsidiaries. The rights of the holders of the Senior Notes under the subsidiary guarantee are severally subordinated to all existing and future Senior Indebtedness (as defined in the Indenture) of the Guarantor Subsidiaries. Such Senior Indebtedness of EIA, EHI and EAC was $185.3 million, $6.6 million and $.2 million, respectively, as of May 31, 1996, substantially all of which is collateralized by the assets of such Guarantor Subsidiaries. Consolidated Senior Indebtedness of the Company, including the Guarantor Subsidiaries, as of May 31, 1996 totaled $226.8 million.

     Certain debt instruments to which EIA, EHI and EAC (the Guarantor Subsidiaries) are parties include limitations concerning the ability of the Guarantor Subsidiaries to pay dividends, make loans and advances or make other distributions. In each case, however, these restrictions are subject to the terms of the Indenture which, subject to certain exceptions, prohibits the Company and any of its subsidiaries from permitting to exist any consensual encumbrance, restriction or limitation on the ability of any Company subsidiary to pay dividends, or make other distributions or loans and advances to the Company. These provisions in the indenture do not permit the existence of any restriction on the ability of Company subsidiaries to pay dividends or make loans or advances in an amount sufficient to make payments of principal and interest and other mandatory payments on the Senior Notes other than at such time as such subsidiary is prohibited from making payments in respect of its guarantee of the Senior Notes.

     In February 1994, the Company withheld principal and interest payments on certain of its long-term debt obligations and Senior Notes. The long-term debt effected was primarily collateralized by B747 aircraft. In addition, the Company withheld payments due to affiliated companies for leased aircraft and equipment. None of the affected long-term debt creditors have exercised the remedies entitled to them under their respective agreements. No principal or interest payments have been made to the holders of the Senior Notes since August 1993. In April 1996, a 44% holder of the Senior Notes notified the Company it had accelerated the principal and accrued and unpaid interest on the Senior Notes. On April 25, 1996, the holder filed suit against the Company for payment of principal and interest totaling approximately $78 million. On May 28, 1996 the holder filed a motion for summary judgment on approximately $22 million of the interest portion of its claim. The Company has responded to the complaint and to the motion for summary judgment and a hearing is scheduled for July 3, 1996 with respect to the motion for summary judgment (see "Part II:
Item 1, Legal Proceedings"). The Company is continuing its efforts to reach a consensual resolution with all of the holders of the Senior Notes (see "Part II:
Item 1. Legal Proceedings"). No assurances can be given that the Company will be able to successfully renegotiate the remainder of its long-term debt and leases or the Senior Notes.

     If the Company is unable to successfully restructure each of its debt and Senior Note instruments, the holder of any obligation remaining in default could exercise remedies available to such holder, including, in many cases, acceleration of the entire principal amount of the obligation. Under such circumstances, the Company would be unlikely to have the liquidity to pay the associated obligation, and could face the loss of use of any asset collateralizing the obligation or of other assets attached to satisfy a judgment. Under such circumstances, or other circumstances including the non-extension of the maturity date of its operating loan facility, where actions by its creditors impair the Company's continuing ability to operate and serve its customers, the Company could choose to seek protection from its creditors under applicable laws.

     EIA is required to perform certain maintenance inspections and structural upgrades and modifications to designated B747 and DC9 aircraft. All of EIA's B747 aircraft are subject to Section 41 modification: five aircraft have completed the modification; during fiscal 1997 two aircraft are scheduled for completion, one of which is partially completed, and the remaining aircraft will be scheduled, thereafter, as required. The Company anticipates the cost to be approximately $1.1 million per aircraft and believes that adequate capital will be available for these projects. In addition, the FAA will require all aircraft flown in the United States to comply with Stage III noise regulations on a phased-in basis through 1999. The Company has five McDonnell Douglas DC9 aircraft remaining to phase-in over the five year period and anticipates, given technology available today, compliance will cost approximately $1.6 million per aircraft. The DC8 aircraft is currently held for sale and the Company does not anticipate Stage III conversion of this aircraft. EIA's B747 aircraft can currently be operated under Stage III guidelines, however, certain aircraft must be operated at reduced operating weights in order to


- -------------------------
(1) Mandated by the FAA in 1990, this modification consists of frame replacement within Section 41 of the aircraft fuselage and must be completed prior to 20,000 total aircraft cycles.

comply with Stage III requirements. Modifications are available for EIA's four B747-200 aircraft to eliminate any reduction in operating weights at an estimated cost of $.8 million to $1.5 million per aircraft. As the time for compliance approaches, the Company will evaluate and determine the most advantageous alternatives for Stage III compliance for the remainder of the fleet.

     In addition, an FAA directive, which went into effect January 30, 1996, requires structural enhancements to three of EIA's B747-100 aircraft. If the directive is not complied with, the aircraft will be subject to substantial weight limitations. The Company anticipates that the cost of these enhancements will be borne by the original holder of the supplemental type certificate ("STC") under which the aircraft were originally modified to freighter configuration. The required structural enhancements for these aircraft have been partially completed and the Company is waiting for design by the STC holder and approval from the FAA regarding engineering conformity for final completion.
It is anticipated two of these aircraft will remain out of service for a major part of fiscal 1997 pending such approval while the third aircraft is expected back in service sometime during the Company's third quarter.

     In fiscal 1996, the Company entered into an agreement to purchase five Bell 407 helicopters at a rate of one per year until fiscal 2000. The Company estimates the cost of these aircraft to be $1.4 million each and anticipates the acquisition of the first aircraft during the fourth quarter of fiscal 1997. Under the terms of the agreement the Company may elect to trade assets to satisfy a portion of the purchase price.

     In February 1996, the Company entered into an agreement to settle proposed income tax adjustments related to Internal Revenue Service ("IRS") audits for the fiscal years 1987 through 1989. The agreement resulted in a federal tax adjustment of approximately $3.0 million with interest of approximately $3.5 million. In May 1996, the Company accepted an IRS proposal to settle taxable income adjustments related to IRS audits for the fiscal years ended 1990 and 1991. The effect of these adjustments, net of interest, resulted in a Federal overpayment of approximately $.7 million. The Company has paid $6.0 million as of June 30, 1996 and has requested $.5 million of the $.7 million overpayment be used to satisfy the amount still owing from 1987 through 1989. No other years are currently under audit.

     In May 1996, a jury awarded $1.3 million to a plaintiff in a wrongful termination suit. The Company has established adequate reserves through its operating loan facility for required funds during the motion for new trial and appeals process (see "Part II. Other Information: Item 1.Legal Proceedings").

     The Company believes that its expertise in asset management and its knowledge of the aviation industry will permit it to continue to supplement operations with its barter, trade, sale and lease activities. The Company also may selectively sell a part or all of certain operating subsidiaries and other equipment and assets to assist in providing the liquidity necessary to meet its current obligations. The Company is currently pursuing the sale or recapitalization of its various subsidiaries. No assurances can be given that any such efforts, or the Company's ability to restructure certain of its long-term and Senior Note instruments, will enable the Company to generate adequate cash flows to meet its debt service and capital requirements and fund continuing operations.

PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

     (a) On April 25, 1996, Cargill Financial Services Corporation ("Cargill") filed suit against the Company and certain of its subsidiaries in the United States District Court for the District of Oregon. Cargill's complaint seeks payment in the amount of approximately $22 million in unaccelerated interest payments alleged to be due and payable to it since February 1994 under the Company's Senior Notes that were issued in October 1992 in the aggregate principal amount of $125 million. According to the complaint, Cargill holds approximately 44% of the aggregate principal amount of the Senior Notes. On April 15, 1996, Cargill notified the Company that it had accelerated the principal and accrued and unpaid interest on the Senior Notes. Cargill's complaint also makes contingent claims for principal and accelerated interest alleged to be owing to it as a result of Cargill's acceleration notice of April 15 which are contingent on the trustee under the Indenture not asserting such claims within the applicable time frame. The Trustee has taken no action to date. On
     May 28, 1996 Cargill filed a motion for summary judgment on approximately $22 million of the interest portion of its claim. The Company has responded to the complaint and the motion for summary judgment and a hearing is scheduled for July 3, 1996 on the motion for summary judgment. The Company is continuing to seek a consensual resolution of this and other matters relating to the Senior Notes. No assurance can be given that the Company will be able to successfully renegotiate the Senior Notes.

     (b) In 1992 former EIA employee Andy Anderson filed a complaint in the Circuit Court of Multnomah County alleging that he was wrongfully and constructively discharged from his employment with the Company. After an intervening appeal and two amendments to the complaint, the case proceeded to trial on May 6, 1996. On May 15th the jury returned a verdict in favor of the plaintiff in the sum of $1,250,000. Of this amount, the sum of $800,000 is punitive damages. The Company has filed post trial motions including motions for a new trial and for elimination or reduction of punitive damages award. In the event the motions are denied, the Company intends to prosecute an appeal.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

          Since February 1994, the Company has failed to make any of its semi-annual interest payments on the Company's $125 million 13 1/2% Senior Notes due August 15, 2002 (totaling approximately $42.2 million at May 31, 1996) and is therefore in default with respect to its payment obligations as well as certain financial and other covenants under the Senior Notes. In April 1996, all outstanding principal and accrued interest on the Senior Notes was accelerated. At May 31, 1996, $125 million and $56.5 million in interest (including $8.8 million in penalty interest) were outstanding under the Senior Notes.


ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

          (a) Exhibits filed with this Form 10-Q

               None

          (b) Reports on Form 8-K

               The Company filed a report on Form 8-K on May 3, 1996 concerning the notice of acceleration on the Senior Notes

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         EVERGREEN INTERNATIONAL AVIATION, INC.



Date:      July 2, 1996              /s/ Timothy G. Wahlberg
       --------------------        -----------------------------------------
                                   Timothy G. Wahlberg
                                   President



Date:      July 2, 1996              /s/ D. Michael Clark
       --------------------        ------------------------------------------
                                   D. Michael Clark
                                   Chief Financial Officer