Form 10-Q
period 1996-08-31
EVERGREEN INTERNATIONAL AVIATION INC
filed 1996-10-22
CIK 894473

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549


[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 1996

                                          OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Transition period from________________ to_______________

              Commission File Number    33-56532
                                     ----------------

                        EVERGREEN INTERNATIONAL AVIATION, INC.
                ------------------------------------------------
                (Exact name of registrant as specified in its charter)

         Oregon                                              93-0729079
--------------------------                                  --------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

                                 3850 Three Mile Lane
                               McMinnville, Oregon 97128
                       -----------------------------------
                       (Address of principal executive offices)

                                    (503) 472-9361
                             ----------------------
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----
The number of shares outstanding of Registrant's Common Stock at October 18, 1996 was 5,580,110.

                                  TABLE OF CONTENTS

                                                                    PAGE(S)
                                                                    -------
 PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

           Consolidated Balance Sheets - At the last day of
           February 1996 and the last day of August 1996              3-4

           Consolidated Statements of Earnings - For the three
           months and the six months ended August 31, 1995 and         5
           1996

           Consolidated Statements of Cash Flows - For the six
           months ended August 31, 1995 and 1996                      6-7

           Notes to Consolidated Financial Statements                 8-12

      Item 2. Management's Discussion and Analysis Results of
           Operations and of Financial Condition                     13-22

 PART II. OTHER INFORMATION
      Item 1. Legal Proceedings
      Item 3. Defaults upon Senior Securities
      Item 6. Exhibits and Reports on Form 8-K                       23-24

PART I-FINANCIAL INFORMATION
ITEM 1-FINANCIAL STATEMENTS


                        EVERGREEN INTERNATIONAL AVIATION, INC.
                                   AND SUBSIDIARIES

                             Consolidated Balance Sheets

                                    (In thousands)

                                                  FEBRUARY 29,     AUGUST 31,
                       ASSETS                        1996             1996
                       ------                     ------------     ----------
                                                                   (Unaudited)

CURRENT ASSETS:
   Cash                                             $  7,559       $  3,880
   Accounts receivable, less allowance for
     doubtful accounts of $3,754 and $1,766
       Trade                                          35,687         32,544
       Other                                           3,982          5,998
   Inventories                                         3,306          4,857
   Prepaid expenses and other assets
     (Prepaid rents to an affiliated company of
     $350 at August 31, 1996)                          2,268          5,020
   Receivables from affiliated companies               6,186          9,285
   Deferred income tax asset                           3,173          3,173
                                                    --------       --------

         Total current assets                         62,161         64,757
                                                    --------       --------

PROPERTY AND EQUIPMENT:
   Flight equipment                                  661,738        660,303
   Other property and equipment                       94,232         95,488
                                                    --------       --------

                                                     755,970        755,791

   Less accumulated depreciation                     243,799        254,659
                                                    --------       --------

                                                     512,171        501,132
                                                    --------       --------

OTHER ASSETS (Notes receivable from
  affiliated companies of $1,036 and $1,275;
  Investment in an affiliated company of
  $2,960 and $4,983)                                  43,155         35,936
                                                    --------       --------

   TOTAL ASSETS                                     $617,487       $601,825
                                                    --------       --------
                                                    --------       --------


See accompanying notes to consolidated financial statements.

                        EVERGREEN INTERNATIONAL AVIATION, INC.
                                   AND SUBSIDIARIES

                        Consolidated Balance Sheets, Continued

                                    (In thousands)


     LIABILITIES AND STOCKHOLDERS' EQUITY         FEBRUARY 29,      AUGUST 31,
                                                     1996              1996
                                                  ------------     -----------
                                                                   (Unaudited)
CURRENT LIABILITIES:
   Short-term notes payable (Short-term
       note payable to an affiliated company
       of $500 at August 31, 1996)                    $1,826         $1,471
   Accounts payable (Accounts payable to
       affiliated companies of $15,213, and
       $14,117)                                       48,789         44,103
   Accrued liabilities                                19,188         17,531
   Accrued interest (Interest due to affiliated
       companies of $23 at February 29, 1996)         54,864         67,064
   Income tax payable                                  2,217            945
   Current portion of long-term debt (Notes
       payable to affiliated companies of
       $542 and $59)                                   4,840         12,402
   Long-term debt in default (Note 2)                231,390        174,225
   Senior notes in default                           125,000        125,000
                                                    --------       --------

            Total current liabilities                488,114        442,741

LONG-TERM DEBT, less current portion                   6,664         36,622

Deferred rentals payable to affiliated
   companies and deferred income                       4,217          6,155

DEFERRED INCOME TAXES                                 35,862         32,733
                                                    --------       --------

             Total liabilities                       534,857        518,251
                                                    --------       --------

COMMITMENTS AND CONTINGENCIES (Note 2)


STOCKHOLDERS' EQUITY:
   Common stock, no par value; 6,000,000
     shares authorized; 5,580,110 shares
     issued and outstanding                           21,004         21,004
   Retained earnings                                  61,626         62,570
                                                    --------       --------

   Total stockholders' equity                         82,630         83,574
                                                    --------       --------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                $617,487       $601,825
                                                    --------       --------
                                                    --------       --------


See accompanying notes to consolidated financial statements.

                        EVERGREEN INTERNATIONAL AVIATION, INC.
                                   AND SUBSIDIARIES

                           Consolidated Statement of Income
                                     (Unaudited)

                                    (In thousands)



                                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                            AUGUST 31,                     AUGUST 31,
                                                                      ------------------------     -------------------------
                                                                        1995           1996           1995          1996
                                                                      ---------       --------     ----------      ---------

OPERATING REVENUE:
  Flight                                                               $  57,855       $ 65,181     $  117,284       $120,782
  Aircraft leasing                                                         6,311          2,933         13,649          7,156
  Sales of aircraft, parts and other property and equipment                4,414         10,984         43,659         14,356
  Support services (Revenues from affiliated companies of
   $44, $22, $73 and $46)                                                 14,162         14,899         30,360         28,681
                                                                       ---------       --------     ----------      ---------

     OPERATING REVENUE                                                    82,742         93,997        204,952        170,975
                                                                       ---------       --------     ----------      ---------

OPERATING EXPENSES:
  Flight costs                                                             9,461          9,648         19,060         16,984
  Fuel                                                                     9,182         11,544         19,750         20,400
  Maintenance (Expenses from an affiliated company of $263
   and $645 during the three months and six months ended
   August 31, 1996)                                                       16,564         12,376         32,773         25,117
  Aircraft and equipment (Rentals to affiliated companies of
   $5,709, $4,567, $11,429 and $9,444)                                    15,332         13,344         29,532         26,349
  Cost of sales and write-downs of aircraft, parts and other
   property and equipment                                                  2,927          8,925         24,018         11,177
  Selling, general and administrative                                     10,201          9,114         19,695         19,004
  Other (Expenses to affiliated companies of $243, $263, $486
   and $506)                                                              15,779         13,074         33,794         25,419
                                                                       ---------       --------     ----------      ---------

     OPERATING EXPENSES                                                   79,446         78,025        178,622        144,450
                                                                       ---------       --------     ----------      ---------

     INCOME FROM OPERATIONS                                                3,296         15,972         26,330         26,525

NON OPERATING (INCOME) EXPENSES:
  Interest expense (Interest income from an affiliate of $221,
   $215, $383 and $400)                                                   15,086         11,782         27,645         23,765
  Foreign currency exchange loss (gain)                                     (874)            17            355            117
  Sale of route authority and other income                               (71,690)           (36)       (71,690)           (36)
                                                                       ---------       --------     ----------      ---------

     INCOME BEFORE TAXES                                                  60,774          4,209         70,020          2,679

INCOME TAX EXPENSE                                                        23,025          1,583         26,523            987
                                                                       ---------       --------     ----------      ---------

       NET INCOME                                                      $  37,749       $  2,626     $   43,497      $   1,692
                                                                       ---------       --------     ----------      ---------
                                                                       ---------       --------     ----------      ---------

See accompanying notes to consolidated financial statements.

                        EVERGREEN INTERNATIONAL AVIATION, INC.
                                   AND SUBSIDIARIES

                         Consolidated Statements of Cash Flows
                                     (Unaudited)

                                    (In thousands)

                                                          SIX MONTHS ENDED
                                                              AUGUST 31,
                                                        ----------------------
                                                            1995        1996
                                                        ---------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $  43,497     $  1,692
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                      14,615       14,424
         Amortization                                      21,392       14,362
         Increase (decrease) in deferred income taxes      20,665       (3,129)
         Provision for loss on accounts receivable              -          500
         Gain on sale of property, equipment and
           route authority                                (87,141)      (4,718)
         Gain on forgiveness of debt                         (616)           -
         Deferred rentals payable to affiliates and
          deferred income                                       -        1,938
         Changes in current assets and liabilities:
            Accounts receivable                             2,952          667
            Inventories, prepaid expenses, and
              receivables from affiliated companies        (2,250)      (6,489)
            Accounts payable and accrued liabilities        7,030        8,387
                                                         --------     --------

              Net cash provided by operating
               activities                                  20,144       27,634
                                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, equipment and overhauls         (22,538)     (20,195)
   Proceeds from disposition of property, equipment
     and route authority                                  107,197        5,553
   Notes receivable, deposits and other assets             (3,319)       3,647
                                                         --------     --------

              Net cash provided by (used in)
               investing activities                        81,340      (10,995)
                                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from operating loans and short-term debt      186,488      151,784
   Payments on long-term debt                             (51,188)     (24,272)
   Payments on operating loans and short-term debt       (216,755)    (147,830)
                                                         --------     --------

              Net cash used in financing activities       (81,455)     (20,318)
                                                         --------     --------

              Net increase (decrease) in cash              20,029       (3,679)

CASH, AT BEGINNING OF PERIOD                                  584        7,559
                                                         --------     --------

CASH, AT END OF PERIOD                                   $ 20,613      $ 3,880
                                                         --------     --------
                                                         --------     --------

See accompanying notes to consolidated financial statements.

                        EVERGREEN INTERNATIONAL AVIATION, INC.
                                   AND SUBSIDIARIES

                  Consolidated Statements of Cash Flows, (Continued)
                                     (Unaudited)

                                    (In thousands)

 SUPPLEMENTAL DISCLOSURE OF NON-CASH
     INVESTING AND FINANCING ACTIVITIES:

Six Months Ended August 31, 1996:

     A Guarantor Subsidiary capitalized $318 of accrued and unpaid interest into long-term debt.
     A Guarantor Subsidiary purchased $4,130 in engine and airframe overhauls and rotable parts under trade financing agreements which are included in accounts payable at August 31, 1996.
     A Guarantor Subsidiary sold assets in exchange for $1,850 in trade credit against vendor payables.
     A Guarantor Subsidiary sold an aircraft for $6,500 in exchange for credit against accounts payable of $5,764 and a note receivable of $736.

Six Months Ended August 31, 1995:

     A Guarantor Subsidiary sold $1,700 in assets in exchange for $400 in payable offsets and $1,300 in future credit against component repairs and overhauls.
     A Guarantor Subsidiary sold assets in exchange for $2,262 in accounts payable offsets.
     A Guarantor Subsidiary purchased $2,565 in overhauls and assets under vendor financing arrangements which are included in accounts payable at August 31, 1995.
     A Guarantor Subsidiary received $616 in debt forgiveness in connection with a long-term debt refinancing arrangement.


See accompanying notes to consolidated financial statements.

(1) CONSOLIDATED INTERIM FINANCIAL STATEMENTS

          The consolidated interim financial statements included in this report have been prepared by the Company and are unaudited. In the opinion of the Company, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. This financial data should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended February 29, 1996. Results for the interim period presented are not necessarily indicative of results for the entire year.

          The Company's 13 1/2% senior notes due 1999 to 2002 (the "Senior Notes") are jointly and severally guaranteed on a senior subordinated basis by Evergreen International Airlines, Inc., Evergreen Helicopters, Inc. and Evergreen Air Center, Inc. (the "Guarantor Subsidiaries"), each of which is a wholly owned-subsidiary of the Company.

(2) LONG-TERM DEBT AND SENIOR NOTES

          In February 1994, the Company withheld payments to certain creditors of the Guarantor Subsidiaries and holders of the Company's Senior Notes and commenced negotiations to restructure these agreements. Through August 31, 1996, the Company has restructured its obligations with B747 creditors by reducing current amounts due through the extension of maturity dates and/or deferral or reduction of periodic payments. The Company is continuing negotiations with the holders of the Senior Notes and other lenders in an effort to complete the formal restructuring of such affected obligations.

          As a result of the failure to meet debt service payment requirements on its Senior Notes, the Company continues to be in violation of covenants and non-payment provisions of its Senior Notes, and is in violation of cross default and financial and other covenant provisions of certain other financing agreements, primarily of the Guarantor Subsidiaries. These violations would permit effected creditors to, among other things, accelerate the due date of their debt. In April 1996, a holder of the Senior Notes filed suit against the Company for payment of principal and interest. In August 1996, the trustee under the indenture governing the Senior Notes intervened on behalf of all holders of the Senior Notes. Partial summary judgment has been granted to the plaintiffs with respect to a portion of the claims by and on behalf of all holders of the Senior Notes (see "Part II. Other Information: Item 1. Legal Proceedings"). No other creditors have taken action to seek remedies under their respective agreements.

          The aggregate principal outstanding of long-term debt and Senior Notes in default and classified as a current liability because of such defaults in the accompanying consolidated balance sheets at August 31, 1996 was $299,225. At August 31, 1996, accrued and unpaid interest related to the Senior Notes was $62,633. The aggregate outstanding principal amount of Guarantor Subsidiaries' debt in default classified as a current liability in their condensed and combined consolidated balance sheet at August 31, 1996 was $134,340 (see Note 4).

(3) ASSETS PURCHASED FROM AN AFFILIATE

          During the first six months of fiscal 1997, a Guarantor Subsidiary purchased aircraft related assets from an affiliate. The difference between the price paid and the carrying value at the affiliate of the assets purchased was $748 and is recorded as a reduction to retained earnings at August 31, 1996.

(4) FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

          The Senior Notes are guaranteed by Evergreen International Airlines, Inc., Evergreen Helicopters, Inc. and Evergreen Air Center, Inc. (the Guarantor Subsidiaries), each of which is a wholly-owned subsidiary of the Company.

          The following presents comparative combined and condensed financial information for the Guarantor Subsidiaries at February 29, 1996 and August 31, 1996 and for the three and six month periods ended August 31, 1995 and 1996:

                                             FEBRUARY 29,         AUGUST 31,
                                                1996                1996
                                             ------------        ------------

     Current assets                             $46,294             $39,605
     Property and equipment                     475,420             465,493
     Other assets                                35,415              28,219
                                               --------            --------

          Total assets                         $557,129            $533,317
                                               --------            --------
                                               --------            --------

     Current liabilities:
      Notes payable                              $1,826              $2,571
      Accounts payable and accrued liabilities   64,056              59,593
      Current portion of long-term debt           2,970               8,815
      Long-term debt in default                 192,673             134,340
                                               --------            --------

          Total current liabilities             261,525             205,319
                                               --------            --------

     Noncurrent liabilities                      45,612              76,331

     Intercompany payables                      215,018             217,553
                                               --------            --------

     Total noncurrent liabilities               260,630             293,884
                                               --------            --------

     Stockholder's equity                        34,974              34,114
                                               --------            --------

          Total liabilities and
           stockholder's equity                $557,129            $533,317
                                               --------            --------
                                               --------            --------


                                                             THREE MONTHS              SIX MONTHS
                                                           ENDED AUGUST 31,         ENDED AUGUST 31,
                                                           ----------------         -----------------
                                                           1995        1996         1995         1996
                                                           ----        ----         ----         ----
    Operating revenues:
      Flight                                             $57,855      $65,181     $117,284     $120,782
      Aircraft leasing                                     6,311        2,933       13,649        7,156
      Sales of aircraft, parts and other
        property and equipment                             4,217       10,995       43,456       13,972
      Support services                                     5,924        5,758       13,858        9,743
                                                        --------     --------     --------     --------

             Total operating revenues                     74,307       84,867      188,247      151,653
                                                        --------     --------     --------     --------

    Operating expenses:
      Flight costs                                         9,461        9,648       19,060       16,984
      Fuel                                                 8,996       11,162       19,347       19,618
      Maintenance                                         16,293       12,102       32,263       24,490
      Aircraft and equipment                              15,332       13,344       29,532       26,349
      Cost of sales and write-downs of aircraft,
        parts and other property and equipment             2,841        8,805       23,906       10,920
      Selling, general and administrative                  7,762        6,388       15,181       13,317
      Other                                               12,051        9,209       26,745       16,681
                                                        --------     --------     --------     --------

         Total operating expenses                         72,736       70,658      166,034      128,359
                                                        --------     --------     --------     --------

         Income from operations                            1,571       14,209       22,213       23,294

    Nonoperating (income) expenses:
      Interest expense                                    12,994       11,653       26,592       23,518
      Sale of route authority and other                  (71,258)         (19)     (70,645)          81
                                                        --------     --------     --------     --------

         Income (loss) before taxes                       59,835        2,575       66,266         (305)

    Income tax expense (benefit)                          22,241          979       24,669         (115)
                                                        --------     --------     --------     --------

         Net income (loss)                               $37,594       $1,596      $41,597        ($190)
                                                        --------     --------     --------     --------
                                                        --------     --------     --------     --------


                                                                  SIX MONTHS ENDED
                                                                     AUGUST 31,
                                                              -----------------------
                                                                 1995           1996
                                                              --------       --------
    Net cash provided by operating activities                 $15,481        $32,847
                                                              --------       --------

    Cash flows from investing activities:
      Purchases of property, equipment and overhauls          (22,644)       (18,998)
      Proceeds from disposition of property, equipment and
       route authority                                        106,994          5,169
      Other                                                    (1,805)         3,685
                                                              --------       --------

       Net cash provided by (used in) investing activities     82,545        (10,144)
                                                              --------       --------

    Cash flows from financing activities:
      Proceeds from operating loans and debt                    8,496          1,800
      Payments on operating loans and debt                    (86,606)       (30,618)
                                                              --------       --------

      Net cash used in financing activities                   (78,110)       (28,818)
                                                              --------       --------

      Net increase (decrease) in cash                          19,916         (6,115)

    Cash, at beginning of period                                  (33)         6,616
                                                              --------       --------

    Cash, at end of period                                    $19,883           $501
                                                              --------       --------
                                                              --------       --------


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

    Certain statements in this Form 10-Q contain "forward looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involves risks and uncertainties, including, but not limited to, the Company's ability to restructure certain of its long-term debt, including the Senior Notes, markets for air freight services, operating losses, competition from other carriers, dependence upon material contracts, volatility of aircraft values, dependence on subsidiaries, compliance with Federal Aviation Administration ("FAA") requirements, risks of international business, the effects of economic conditions, and other risks detailed in the Company's Securities and Exchange Commission filings. Any forward looking statements should be considered in light of these factors.

GENERAL

    The Company's largest operating subsidiary, Evergreen International Airlines, Inc. ("EIA"), is a contract carrier that primarily charges customers based on a block hour basis rather than a per seat or per pound basis as do scheduled passenger carriers or overnight express carriers. A "block hour" is defined as the elapsed time computed from the moment the aircraft moves to the time it comes to rest at its destination. Fluctuations in flight revenues are not necessarily indicative of a true change in operating activities because of shifts in the mix between "all-in" services and wet leases or ACMI services from year-to-year. For all-in charters, EIA is responsible for the full range of operating expenses, including fuel, and receives a correspondingly higher price per block hour flown. For wet leases and contract charters, EIA typically provides only aircraft, crew, maintenance and insurance ("ACMI"). The customer is responsible for all other operating expenses, such as fuel, ground handling and crew accommodations. As a result, wet lease and other ACMI contract charters typically have lower block hour revenue rates. For this reason, it is important to analyze the type of block hours flown in connection with changes in actual revenues earned. EIA, as a matter of policy, includes fuel cost adjustment mechanisms in certain all-in charters, including U.S. military charters, thus minimizing the risk of fuel price volatility to EIA. In addition, the Company also provides common carriage services and "dry" leases certain of its aircraft.

COMPARISON OF THE THREE MONTHS ENDED AUGUST 31, 1996 TO THE THREE MONTHS ENDED AUGUST 31, 1995

    OPERATING REVENUES. Total operating revenue during the three months ended August 31, 1996 increased by $11.3 million, or 13.6%, when compared to the three month fiscal period ended August 31, 1995.

    Flight revenues increased by $7.3 million when comparing the three months ended August 31, 1996 with the corresponding period of the prior year. A majority of the improvement is attributable to a $4.4 million increase in flight revenues by EHI which re-entered the heavy-lift logging market during fiscal 1997 and experienced a record season with respect to aerial firefighting activity. EIA flight revenue also increased from the prior year, primarily due to United States Air Force Air Mobility Command ("AMC") contract activity and new contract activity in South America and Australasia. Partially offsetting these increases was the discontinuation of United States-China common carriage and B747 passenger service activities in August 1995. Fiscal 1997 second quarter flight revenue was also negatively impacted by the removal from service of three GATX/Airlog converted B747-100F aircraft in January 1996 in accordance with an FAA airworthiness directive (see "Liquidity and Capital Resources").

    Block hour totals during the second quarter of fiscal 1997 increased by 102 hours when compared to block hour totals recorded during the same period of fiscal 1996. The block hour increase is due primarily to B747 AMC activity and start-up services in South America and Australasia. The following table details block hour totals by aircraft type for the fiscal quarters ended August 31, 1995 and 1996:

    ---------------------------------------------------------
     BLOCK HOURS:     THREE MONTHS ENDED AUGUST 31,
                      -----------------------------
       AIRCRAFT TYPE     1995           1996      NET CHANGE
    ---------------------------------------------------------
    B747                5,579          6,492            913
    DC8                   613              0           (613)
    DC9                 2,062          1,864           (198)
    ---------------------------------------------------------
       Totals           8,254          8,356            102
    ---------------------------------------------------------

    The composition of flight revenue during the second quarter of fiscal 1997, when compared to the corresponding prior year period, indicates an increase in ACMI block hours relative to all-in hours. The primary reason for the decline in all-in hours is the discontinuance of United States-China common carriage activity resulting from the sale of EIA's U.S.-China all cargo operating authority in August 1995. All-in and ACMI B747 activity increased by 423 hours and 490 hours, respectively, when comparing second quarter fiscal 1997 block hour totals with those recorded during the second quarter of fiscal 1996. In aggregate, the Company operated 5,093 all-in hours (60.9%) and 3,263 ACMI hours (39.1%) during the three months ended August 31, 1996, compared to 5,481 all-in hours (66.4%) and 2,773 ACMI hours (33.6%) operated during the same period of the prior fiscal year.

    Aircraft leasing revenue declined by $3.4 million during the second quarter of fiscal 1997, primarily due to a greater number of B747 aircraft on dry lease during the fiscal 1996 period. The Company employed four B747 aircraft under dry leases during the second quarter of fiscal 1996, compared to two B747 aircraft during the second quarter of fiscal 1997. One B747 remains on dry lease and is scheduled to be returned to the Company in December 1996. Aircraft leasing revenues include maintenance reserves for scheduled engine and airframe overhauls and inspections.

    Revenues from the sale of aircraft, parts and other property and equipment increased by $6.6 million when comparing the three months ended August 31, 1996 and 1995. The increase is primarily attributable to the sale of a DC8-62 aircraft in August 1996.

    Support services, which is comprised non-flight activities such as Evergreen Aviation Ground Logistics Enterprises, Inc. ("EAGLE") and Evergreen Air Center, Inc. ("EAC') ground handling and maintenance service revenue, increased by $.7 million during the three months ended August 31, 1996 when compared to the three months ended August 31, 1995, primarily due to increased EAGLE United States Postal Service ("USPS") and domestic station activities. In August 1996, EAGLE began support of the daytime USPS Hub and Spoke Program ("HASP") in conjunction with the its existing T-Net contract at Indianapolis, Indiana. With the expansion of the T-Net program, recent base openings and the start-up of new contracts, the Company anticipates growth in EAGLE revenues during the second six months of fiscal 1997.

    OPERATING EXPENSES. Categories of operating expense include flight costs, fuel, maintenance, aircraft and equipment, cost of sales of aircraft, parts and other property and equipment, selling, general and administrative, and other. Operating expenses, exclusive of cost of sales of aircraft, parts and other property and equipment, declined by $7.4 million, or 9.7%. Total operating expenses, inclusive of costs of sales of aircraft, parts and other property and equipment, declined by $1.4 million when comparing the second quarter of fiscal 1997 to the second quarter of fiscal 1996. Flight costs remained relatively constant, with reductions in EIA flight operating expenses offset by increased EHI flight operating costs for recently re-established heli-logging and aerial firefighting activities during the three months ended August 31, 1996 when compared to the prior year's second quarter expenses. Fuel costs increased by $2.4 million during the second quarter of fiscal 1997 when compared to the same period of the prior year primarily due to an overall increase in average fuel prices and heli-logging and aerial firefighting operations by EHI. Maintenance costs declined by $4.2 million during the second quarter of fiscal 1997 when compared to the corresponding period of the previous year, due primarily to reduced overhaul amortization expense and line maintenance expense resulting from the removal from service of the three GATX/Airlog converted B747-100F aircraft in January 1996. Aircraft and equipment costs, which represent primarily aircraft rentals and depreciation, declined by $2.0 million during the three months ended August 31, 1996 when compared to the corresponding period of fiscal 1996 primarily due to renegotiated lease arrangements with affiliated companies for rotor-wing, B747 and DC9 aircraft. Cost of sales of aircraft, parts and other property and equipment increased by $6.0 million during the second quarter of fiscal 1997 when compared to fiscal 1996 second quarter totals, primarily due to the sale of a DC8-62 aircraft in August 1996. Selling, general and administrative costs declined by $1.1 million, while other costs declined by $2.7 million during the second quarter of fiscal year 1997 when compared to the corresponding period of fiscal 1996, primarily due to a decline in sales and non-domestic station related overhead due to the sale of the China route authority in August 1995.

    NON-OPERATING (INCOME) EXPENSES. During the second quarter of fiscal 1997, non-operating expenses totaled $11.8 million compared to non-operating income of $57.5 million recognized during the corresponding period of fiscal 1996. The primary reason for the change was the sale of EIA's China route authority for $67.5 million and $3.5 million in income related to the final settlement of an administrative claim against bankrupt Pan American Airways which both occurred
during the fiscal 1996 quarter.   Despite increased penalty interest on the
Senior Notes of approximately $.7 million, interest expense declined by approximately $3.3 million due to a reduction in interest bearing liabilities, primarily long-term debt, during fiscal 1996 and 1997.

    NET INCOME. During the second quarter ended August 31, 1996, net income totaled $2.6 million, compared to $37.7 million in net income generated during the second quarter of fiscal 1996. The primary reason for the decline in income when comparing the two fiscal periods, is the sale of EIA's China route authority in August 1995 which generated $67.5 million in before tax income. Operating performance improved despite the removal from service of three GATX/Airlog converted B747 aircraft in January 1996, primarily due to improved aircraft utilization by EIA and heli-logging and aerial firefighting activity by EHI during the second quarter of fiscal 1997.

COMPARISON OF THE SIX MONTHS ENDED AUGUST 31, 1996 TO THE SIX MONTHS ENDED AUGUST 31, 1995

    OPERATING REVENUES. Total operating revenue during the six months ended August 31, 1996 declined by $34.0 million, or 16.6%, when compared to the six months ended August 31, 1995.

    Flight revenues increased by $3.5 million when compared to the corresponding period of the prior year. The increase is primarily attributed to heli-logging and aerial firefighting activities by EHI during the first six months of fiscal 1997. In aggregate, EHI flight revenue increased by approximately $5.5 million compared to the first six months of fiscal 1996. These increases were partially offset by depressed EIA flight revenue due to the removal from service of three GATX/Airlog converted B747-100F aircraft in January 1996 (see "Liquidity and Capital Resources").

    During the first six months of fiscal 1997, block hours operated by EIA decreased by 1,588 hours when compared to block hour totals recorded during the first six months of the prior year. The block hour decline is due primarily to the removal from service of one DC8 aircraft and three GATX/Airlog converted B747 aircraft in fiscal 1996. The following table details block hour totals by aircraft type for the six months ended August 31, 1995 and 1996:

    ----------------------------------------------------------
     BLOCK HOURS:      SIX MONTHS ENDED AUGUST 31,
                       ---------------------------
       AIRCRAFT TYPE     1995           1996        NET CHANGE
    ----------------------------------------------------------
    B747               12,722         12,273           (449)
    DC8                   927              0           (927)
    DC9                 3,934          3,722           (212)
    ----------------------------------------------------------
       Totals          17,583         15,995         (1,588)
    ----------------------------------------------------------

    The composition of flight revenue during the six months ended August 31, 1996, when compared to the corresponding prior year period, indicates an increase in ACMI block hours relative to all-in hours. The primary reason for the decline in all-in hours is the discontinuance of United States-China common carriage activity resulting from the sale of EIA's U.S.-China all cargo operating authority in August 1995 which employed B747 and DC8 aircraft. All-in DC8 and B747 activity declined by 402 hours and 927 hours, respectively, when comparing six month fiscal 1997 block hour totals with those recorded during the corresponding period of the prior year. In aggregate, the Company operated 9,614 all-in hours (60.1%) and 6,381 ACMI hours (39.9%) during the six months ended August 31, 1996, compared to 11,125 all-in hours (63.3%) and 6,458 ACMI hours (36.7%) operated during the same period of fiscal 1996.

    Aircraft leasing revenue declined by $6.5 million during the first six months of fiscal 1997 when compared to the corresponding period of the prior year, primarily due to the return of two B747 aircraft from lease in June 1995 and March 1996. During the first six months of fiscal 1997 the Company employed two B747 aircraft under dry leases compared to four B747 aircraft during the first six months of fiscal 1996. The Company anticipates the return to service of the remaining B747 aircraft under lease in February 1997. Aircraft leasing revenues include maintenance reserves for scheduled engine and airframe overhauls and inspections.

    Revenues from the sale of aircraft, parts and other property and equipment declined by $29.3 million during the first six months of fiscal 1997 compared to the corresponding period of fiscal 1996. The decline is primarily attributable to the sale of two DC8 aircraft in March 1995 for a total of $38.0 million. Sales of aircraft during the six months ended August 31, 1996 includes the sale of a DC8-62 aircraft and certain rotor-wing aircraft.

    Support services revenue during the six months ended August 31, 1996 declined by approximately $1.7 million when compared to the prior year corresponding period, primarily due to a large third party aircraft modification contract performed by EAC during fiscal 1996.

    OPERATING EXPENSES. Operating expenses, exclusive of cost of sales of aircraft, parts and other property and equipment declined by $21.3 million, or 13.8%. Total operating expenses, inclusive of cost of sales of aircraft, parts and other property and equipment declined by $34.2 million when comparing the six months ended August 31, 1996 to the corresponding period of the prior year. Flight costs declined by $2.1 million during the six months ended August 31, 1996 when compared to prior year six month totals, primarily due to a reduction in flight and cabin crew costs and passenger catering resulting from the removal from service of three GATX/Airlog converted B747 aircraft in January 1996 and the conversion of the Company's remaining passenger aircraft to freighter configuration in August 1995. Fuel costs increased by $.7 million when comparing the first six months of fiscal 1997 and 1996, primarily due to an overall increase in average fuel prices and EHI heli-logging and aerial firefighting activity during the second quarter of fiscal 1997. Maintenance costs declined by $7.7 million during the six months ended August 31, 1996 when compared to the corresponding period of the previous year, due primarily to reduced overhaul amortization expense and line maintenance expense resulting from the removal from service of three GATX/Airlog converted B747 aircraft in January 1996. Aircraft and equipment costs, which represent primarily aircraft rentals and depreciation, declined by $3.2 million during the six months ended August 31, 1996 when compared to the corresponding period of fiscal 1996 primarily due to renegotiated lease arrangements with affiliated companies for GATX/Airlog converted B747 and DC9 aircraft. Cost of sales of aircraft, parts and other property and equipment declined by $12.8 million during the six month fiscal 1997 period when compared to fiscal 1996 six month totals, primarily reflecting the book value of two DC8 aircraft sold in March 1995. Selling, general and administrative costs remained relatively constant while other costs declined by $8.4 million during the first six months of fiscal year 1997 when compared to the corresponding period of fiscal 1996, primarily due to a decline in third party maintenance services at EAC and a reduction in aircraft and cargo ground handling resulting from the decline in all-in flight activity.

    NON-OPERATING (INCOME) EXPENSES. During the first six months of fiscal 1997, non-operating expenses totaled $23.8 million compared to non-operating income of $43.7 million recognized during the corresponding period of fiscal 1996. This change is primarily attributable to the sale of EIA's China route authority in August 1995 which generated $67.5 million in before-tax income. Despite an increase in penalty interest of approximately $1.6 million, interest expense declined by $3.9 million due to a reduction in interest bearing liabilities, primarily long-term debt, during fiscal 1996 and 1997. Fiscal 1996 results also include $3.5 million in income related to the final settlement of an administrative claim against bankrupt Pan American Airways.

    NET INCOME. During the six months ended August 31, 1996, net income totaled $1.7 million, compared to $43.5 million in net income generated during the first six months of fiscal 1996. The primary reason for the decline in net income when comparing the two fiscal periods, is the sale of EIA's China route authority in August 1995 and the sale of two DC8 aircraft in March 1995. Together, these transactions generated before-tax income during fiscal 1996 of approximately $85.5 million. Also contributing to the decline was the removal from service of three GATX/Airlog converted B747-100F aircraft in January 1996 which adversely impacted earnings. These revenue declines were partially offset by reductions in amortization and line maintenance expense, and a reduction in interest expense during the first six months of fiscal
1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal internal sources of liquidity are cash flow from operating activities and proceeds from the sales of assets. During the six months ended August 31, 1996 cash flow generated from operating activities totaled $27.6 million. The Company continued its efforts to partially satisfy obligations through barter and trade arrangements and negotiate favorable credit terms with certain of its trade and overhaul vendors, which reduced operating and maintenance cash requirements during the period by approximately $11.7 million.

    Historically, the Company has been successful in supplementing cash from operations by generating additional liquidity through refinancing of aircraft and aircraft related assets. Unlike many air carriers, the Company owns most of its operating equipment, and has relied upon the use of term debt, rather than leasing, to finance its equipment acquisitions. However, due to the current status of the Company's debt defaults and restructuring efforts, no assurance can be given that the Company will be able to obtain new financing on commercially reasonable terms.

    Operating capital is supplemented by a lending facility which commenced in January 1992 wherein EIA, EHI, and EAGLE borrow jointly under an operating loan agreement which expires on October 22, 1996, subject to automatic extensions for consecutive 60 day periods until April 1997, unless the Company is notified to the contrary prior to the expiration date. There can be no assurance that the lender will continue to extend the expiration date. This operating loan facility is collateralized by substantially all of the Company's assets with the exception of aircraft, engines and real property. The maximum credit under the agreement is $45.0 million, subject to inventory and accounts receivable levels, advance rate formulas, and other requirements. Actual availability at August 31, 1996 was $38.5 million, of which $37.2 million was outstanding. The loans under the facility bear interest at prime plus 2.25% per annum.

    At August 31, 1996, the Company had consolidated long-term debt of $348.2 million, including the $125 million in Senior Notes and $37.2 million outstanding under its operating loan. In addition, accrued and unpaid interest on the Senior Notes at August 31, 1996 was $62.6 million, including $10.8 million in penalty interest. Long-term debt in default at August 31, 1996 totaled $299.2 million, which includes $125.0 million in Senior Notes, $34.7 million in GATX/Airlog converted B747 debt being restructured, and $139.5 million in long-term debt carried as a current liability due solely to technical debt covenant violations (e.g. cross defaults). The Company will be able to normalize the presentation of its long-term debt as restructurings of the various agreements are completed.

    The Senior Notes are primary obligations of the Company and are jointly and severally guaranteed on a senior subordinated basis by the Guarantor Subsidiaries. The rights of the holders of the Senior Notes under the subsidiary guarantees are severally subordinated to all existing and future Senior Indebtedness ,as defined in the indenture under which the Senior Notes were issued (the "Indenture"), of the Guarantor Subsidiaries. Such Senior Indebtedness of EIA, EHI and EAC was $170.8 million, $5.7 million and $.1 million, respectively, as of August 31, 1996, substantially all of which is collateralized by the assets of such Guarantor Subsidiaries. Total indebtedness of the Company and Guarantor Subsidiaries with rights senior to the holders of the Senior Notes, as of August 31, 1996 totaled $216.9 million.

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

    In February 1994, the Company withheld principal and interest payments on certain of its long-term debt obligations and Senior Notes. The long-term debt effected was primarily collateralized by GATX/Airlog converted B747 aircraft. In addition, the Company withheld payments due to affiliated companies for leased aircraft and equipment. None of the affected GATX/Airlog converted B747 collateralized creditors have exercised the remedies available to them under their respective agreements. No principal or interest payments have been made to the holders of the Senior Notes since August 1993. In April 1996, a holder of the Senior Notes notified the Company it had accelerated the principal and accrued and unpaid interest on the Senior Notes. On April 25, 1996, the holder filed suit against the Company for payment of principal and interest. On May 28, 1996, the holder moved for partial summary judgment on the interest portion of its claim of approximately $12.1 million. In August 1996, the trustee under the Indenture intervened on behalf of all holders of the Senior Notes. Partial summary judgment has been granted to the plaintiffs with respect to a portion of the claims by and on behalf of the holders of the Senior Notes (see "Part II:
Item 1. Legal Proceedings"). The Company is continuing its efforts to reach a consensual resolution with all of the holders of the Senior Notes. No assurances can be given that the Company will be able to successfully renegotiate the remainder of its long-term debt or the Senior Notes.

    If the Company is unable to successfully restructure the balance of its GATX/Airlog converted B747 and Senior Note agreements, the holder of any obligation remaining in default could exercise remedies available to such holder, including, in many cases, acceleration of the entire principal amount of the obligation. Under such circumstances, the Company would be unlikely to have the liquidity to pay the associated obligation, and could face the loss of use of any asset collateralizing the obligation or of other assets attached to satisfy a judgment. Under such circumstances, or other circumstances, including the non-extension of the maturity date of its operating loan facility, where actions by its creditors could impair the Company's continuing ability to operate and serve its customers, the Company may have to consider various alternatives including such things as the sale of part or all of certain operating subsidiaries and equipment or other assets, further collateralization, or ultimately, the Company may choose to seek protection from its creditors under applicable laws.

    EIA is required to perform certain maintenance inspections and structural upgrades and modifications to designated GATX/Airlog converted B747 and DC9 aircraft. All of EIA's GATX/Airlog converted B747 aircraft are subject to
Section 41 modification SUPERSCRIPT 1: five aircraft have completed the modification; during fiscal 1997 two aircraft are scheduled for completion, one of which is partially completed, and the remaining five aircraft will be scheduled thereafter, as required. The Company anticipates the cost to be approximately $1.1 million per aircraft. In addition, the FAA will require all aircraft flown in the United States to comply with Stage III noise regulations on a phased-in basis through 1999. The Company has five McDonnell Douglas DC9 aircraft remaining to phase-in through 1999 and anticipates that compliance will cost approximately $1.6 million per aircraft. EIA's GATX/Airlog converted B747 aircraft can currently be operated under Stage III guidelines, however, certain aircraft must be operated at reduced operating weights in order to comply with Stage III requirements. Modifications are available for EIA's four GATX/Airlog converted B747-200 aircraft to eliminate any reduction in operating weights at an estimated cost of $.8 million to $1.5 million per aircraft. The Company will continue to evaluate and determine the most advantageous alternative for Stage III compliance for the remainder of its fleet.

    In addition, an FAA directive, which went into effect January 30, 1996, requires structural enhancements to three of EIA's GATX/Airlog converted B747-100 aircraft. If the directive is not complied with, the aircraft will be subject to substantial weight limitations. The Company anticipates that the cost of these enhancements will be borne by the original holder of the supplemental type certificate ("STC") under which the aircraft were originally modified to freighter configuration. The required structural enhancements for two of these aircraft have been partially completed and the Company is waiting for design by the STC holder and approval from the FAA
regarding engineering conformity for final completion.   It is anticipated
that two of these aircraft will remain out of service through the end of fiscal 1997, while the third aircraft is expected back in service during the Company's fourth quarter.

    In fiscal 1996, the Company entered into an agreement to purchase five Bell 407 helicopters at a rate of one per year until fiscal 2000. The Company estimates the cost per aircraft to be $1.4 million and anticipates the acquisition of the first aircraft during the fourth quarter of fiscal 1997. Under the terms of the agreement the Company may elect to trade assets to satisfy a portion of the purchase price.

    In February 1996, the Company entered into an agreement to settle proposed income tax adjustments related to Internal Revenue Service ("IRS") audits for the fiscal years 1987 through 1989. The agreement resulted in a federal tax adjustment of approximately $3.0 million with interest of approximately $3.5 million. All amounts owing have been satisfied. No other years are currently under audit.

    In May 1996, a jury awarded $1.25 million to a plaintiff in a wrongful termination suit. In October 1996, while on appeal by the Company, a settlement agreement was entered into for an agreed upon sum which is subject to a confidentiality provision. (see "Part II. Other Information: Item 1.Legal Proceedings").


__________________
    (1) Mandated by the FAA in 1990, this modification consists of frame replacement within Section 41 of the aircraft fuselage and must be completed prior to 20,000 total aircraft cycles.

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

PART II. OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS

a) On April 25, 1996, Cargill Financial Services Corporation ("Cargill") filed an action in the United States District Court for the District of Oregon against the Company and certain of its subsidiaries. Cargill sought amounts claimed to be due and owing to Cargill as a then-holder of approximately $55 million in principal amount of the Company's Senior
    Notes. On May 28, 1996, Cargill moved for partial summary judgment on the portion of its claims that sought recovery of unpaid interest and interest on that unpaid interest as provided in the Senior Notes. On July 22, 1996, Magistrate Judge John Jelderks issued a Findings and Recommendation that Cargill be granted partial summary judgment on such claims. On September
    6, 1996, U.S. District Judge Ancer Haggerty adopted Judge Jelderks'
    Findings and Recommendation. On August 16, 1996, the District Court allowed the Trustee under the Indenture to intervene in the action to assert claims for unpaid principal and interest on all the Senior Notes.
    On August 22, 1996, the Trustee filed a motion for partial summary judgment on the portion of its claimsseeking recovery of interest on the Senior Notes and interest on thatinterest. On October 7, 1996, Magistrate Judge Jelderks issued a Findingsand Recommendation that the Trustee's motion for partial summary judgment be granted. The Trustee's Amended Complaint, filed October 9, 1996, seeks payment of all outstanding principal and accrued and unpaid interest on the Senior Notes (other than unaccelerated interest payments payable to Cargill), together with default interest thereon. The Trustee has informed the District Court that it will file, on October 22, 1996, a motion requesting summary judgment on its remaining claims for principal due under the Senior Notes. If this third motion for summary judgment is granted, the District Court could enter a final judgment in the action soon after the entry of the summary judgment order. If this motion is denied, the action will proceed.

 b) In 1992 former EIA employee Andy Anderson filed a complaint in the Circuit Court of Multnomah County alleging that he was wrongfully and constructively discharged from his employment with the Company. After an intervening appeal and two amendments to the complaint, the case proceeded to trial on May 6, 1996. On May 15th the jury returned a verdict in favor of the plaintiff in the sum of $1,250,000, including $800,000 in punitive damages. While on appeal by the Company, this judgment was settled for an agreed upon sum which is subject to a confidentiality provision.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

         Since February 1994, the Company has failed to make semi-annual interest payments on the Company's $125 million 13 1/2% Senior Notes due August 15, 2002 (totaling approximately $51.8 million at August 31, 1996) and is therefore in default with respect to its payment obligations as well as certain financial and other covenants under the Senior Notes. In August 1996, all outstanding principal and accrued interest on the Senior Notes was accelerated by the Trustee. At August 31, 1996, $125 million and $62.6 million in interest (including $10.8 million in penalty interest) were outstanding under the Senior Notes.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

    (a) Exhibits filed with this Form 10-Q

         3.1 Articles of Incorporation of Evergreen International Aviation, Inc., as amended to date

         3.2 Bylaws of Evergreen International Aviation, Inc., as amended to date

         3.3 Articles of Incorporation of Evergreen International Airlines, Inc., as amended to date

         3.4 Restated Bylaws of Evergreen International Airlines, Inc., as amended to date

         3.5 Articles of Incorporation of Evergreen Helicopters, Inc. as amended to date

         3.6  Bylaws of Evergreen Helicopters, Inc., as amended to date

         3.7 Articles of Incorporation of Evergreen Air Center, Inc., as amended to date

         3.8  Bylaws of Evergreen Air Center, Inc., as amended to date

         *-Incorporated by reference from exhibit filing to the Company's Registration Statement on Form S-4 (file no. 33-56532), filed with the Commission on April 28, 1993.

    (b) Reports on Form 8-K

         The Company filed a report on Form 8-K on September 5, 1996 concerning intervention of the Trustee in a lawsuit on behalf of all holders of the Company's Senior Notes.

                                      SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  EVERGREEN INTERNATIONAL AVIATION, INC.



Date:  October 18, 1996             /s/ Timothy G. Wahlberg
     ----------------------        ----------------------------------
                                       Timothy G. Wahlberg
                                       President



Date:  October 18, 1996             /s/ D. Michael Clark
     ---------------------         -----------------------------------
                                       D. Michael Clark
                                       Chief Financial Officer