Form 10-Q
period 1996-11-30
EVERGREEN INTERNATIONAL AVIATION INC
filed 1997-01-15
CIK 894473

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549


[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 30, 1996

                                          OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ________________ to _______________

              Commission File Number    33-56532

                        EVERGREEN INTERNATIONAL AVIATION, INC.
                   ------------------------------------------------
                (Exact name of registrant as specified in its charter)

          Oregon                                             93-0729079
--------------------------                                  --------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

                                 3850 Three Mile Lane
                               McMinnville, Oregon 97128
                      ------------------------------------
                       (Address of principal executive offices)

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

The number of shares outstanding of Registrant's Common Stock at January 15, 1997 was 5,580,110.

                                  TABLE OF CONTENTS

                                                                         Page(s)
                                                                         -------

 PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

         Consolidated Balance Sheets - At the last day of
         February 1996 and the last day of November 1996 . . . . . . . . . 3-4

         Consolidated Statements of Income (Loss)- For the three
         months and the nine months ended November 30, 1995 and 1996 . . .  5

         Consolidated Statements of Cash Flows - For the nine months ended November 30, 1995 and 1996. . . . . . . . . . . . . . . . .  6-7

         Notes to Consolidated Financial Statements. . . . . . . . . . . . 8-12

    Item 2. Management's Discussion and Analysis Results of
         Operations and of Financial Condition . . . . . . . . . . . . .  13-22

 PART II. OTHER INFORMATION
    Item 1. Legal Proceedings
    Item 3. Defaults upon Senior Securities
    Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .  23-24

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                        EVERGREEN INTERNATIONAL AVIATION, INC.
                                   AND SUBSIDIARIES

                             Consolidated Balance Sheets

                                    (In thousands)

                                                         FEBRUARY     NOVEMBER
                 ASSETS                                  29, 1996     30, 1996
                 ------                                 ----------   ----------
                                                                     (Unaudited)
CURRENT ASSETS:
    Cash                                                $  7,559     $  2,288
   Accounts receivable, less allowance for doubtful
     accounts of $3,754 and $1,781 at February 29
     and November 30, 1996
         Trade                                            35,687       30,002
         Other                                             3,982        4,898
   Inventories                                             3,306        4,887
     Prepaid expenses and other assets                     2,268        6,179
   Receivables from affiliated companies                   6,186       10,575
   Deferred income tax asset                               3,173        3,173
                                                        ----------   ----------

         Total current assets                             62,161       62,002
                                                        ----------   ----------

PROPERTY AND EQUIPMENT:
   Flight equipment                                      661,738      663,351
     Other property and equipment                         94,232       98,259
                                                        ----------   ----------

                                                         755,970      761,610

   Less accumulated depreciation                         243,799      258,913
                                                        ----------   ----------

                                                         512,171      502,697
                                                        ----------   ----------

OTHER ASSETS (Notes receivable from affiliated companies of $1,036 and $1,424; Investment in an affiliated company of $2,960 and $4,503)

                                                          43,155       37,288
                                                        ----------   ----------

         TOTAL ASSETS                                 $  617,487   $  601,987
                                                        ----------   ----------
                                                        ----------   ----------

See accompanying notes to consolidated financial statements.

                        EVERGREEN INTERNATIONAL AVIATION, INC.
                                   AND SUBSIDIARIES

                        Consolidated Balance Sheets, Continued

                                    (In thousands)


                                                      FEBRUARY 29,    NOVEMBER
LIABILITIES AND STOCKHOLDERS' EQUITY                     1996         30, 1996
                                                      ------------  ------------
                                                                     (Unaudited)
CURRENT LIABILITIES:
   Short-term notes payable (Short-term note payable
       to an affiliated company of $43 at
       November 30, 1996)                                 $1,826         $ 624

   Accounts payable (Accounts payable to affiliated
       companies of $15,213, and $15,013)                 48,789        52,860

   Accrued liabilities                                    19,188        19,762
   Accrued interest (Interest due to affiliated
       companies of $23 at February 29, 1996)             54,864        68,435
   Income tax payable                                      2,217         1,186
   Current portion of long-term debt (Notes
       payable to affiliated companies of
       $542 and $59)                                       4,840        10,970

   Long-term debt in default (Note 2)                    231,390       167,632
   Senior notes in default                               125,000       125,000
                                                      ------------  ------------

           Total current liabilities                     488,114       446,469

LONG-TERM DEBT, less current portion                       6,664        35,386

Deferred rentals payable to affiliated companies and
   deferred income                                         4,217         6,219

 DEFERRED INCOME TAXES                                    35,862        31,961
                                                      ------------  ------------

   Total liabilities                                     534,857       520,035
                                                      ------------  ------------

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY:
   Common stock, no par value; 6,000,000 shares
       authorized; 5,580,110 shares issued and
       outstanding                                        21,004        21,004
   Retained earnings                                      61,626        60,948
                                                      ------------  ------------


   Total stockholders' equity                             82,630        81,952
                                                      ------------  ------------
       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                           $  617,487    $  601,987
                                                      ------------  ------------
                                                      ------------  ------------

See accompanying notes to consolidated financial statements.



                        EVERGREEN INTERNATIONAL AVIATION, INC.
                                   AND SUBSIDIARIES

                       Consolidated Statement of Income (Loss)
                                     (Unaudited)

                                    (In thousands)



                                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                 NOVEMBER 30,                  NOVEMBER 30,
                                                                           -------------------------     -------------------------
                                                                              1995           1996           1995           1996
                                                                           ----------     ----------     ----------     ----------
OPERATING REVENUE:
   Flight                                                                 $   67,572     $   65,117    $   184,856     $  185,899
   Aircraft leases                                                             5,387          1,739         19,036          8,895
   Sales of aircraft, parts and other property and equipment                   2,141          4,526         45,800         18,882
   Support services (Includes revenues from affiliated
       companies of $361, $99, $615 and $245 )                                12,533         19,078         42,893         47,759
                                                                            ----------     ----------     ----------     ----------

       OPERATING REVENUE                                                      87,633         90,460        292,585        261,435
                                                                            ----------     ----------     ----------     ----------

OPERATING EXPENSES:
   Flight costs                                                               12,710          9,290         31,770         26,274
   Fuel                                                                        8,815         13,793         28,565         34,193
   Maintenance (Expenses from an affiliated company of
       $871 and $1,516 during the three months and nine months ended
       November 30, 1996)                                                     17,392         12,962         50,165         38,079
   Aircraft and equipment (Includes rentals to
       affiliated companies of $6,409, $4,571 , $17,838 and  $14,015)         15,457         12,888         44,989         39,237
   Cost of sales of aircraft, parts and other
       property and equipment                                                    293          3,012         24,311         14,189
   Selling, general and administrative                                        11,824         12,437         31,519         31,441
   Other (Includes expenses to affiliated companies of
       $243, $273, $729 and $779)                                             13,800         16,775         47,594         42,194
                                                                            ----------     ----------     ----------     ----------

       OPERATING EXPENSES                                                     80,291         81,157        258,913        225,607
                                                                            ----------     ----------     ----------     ----------

       INCOME FROM OPERATIONS                                                  7,342          9,303         33,672         35,828

NON OPERATING (INCOME) EXPENSES:
   Interest expense (Includes interest income from an affiliate
       of $100, $196, $303 and $497)                                          12,583         11,354         40,228         35,119
   Foreign currency exchange loss (gain)                                        (258)            12             97            129
   Sale of route authority and other income                                      (88)           (43)       (71,163)           (79)
                                                                             ----------     ----------     ----------     ---------

       INCOME (LOSS) BEFORE TAXES AND EXTRAORDINARY ITEM                      (4,895)        (2,020)        64,510            659

INCOME TAX EXPENSE (BENEFIT)                                                  (1,817)          (775)        24,472            212
                                                                            ----------     ----------     ----------     ----------
       INCOME (LOSS) BEFORE
       EXTRAORDINARY ITEM                                                     (3,078)        (1,245)        40,038            447

EXTRAORDINARY ITEM:
   Gain on extinguishment of debt (Net of applicable income
       tax expense of $3,166 and $3,400)                                       5,166              -          5,547              -
                                                                            ----------     ----------     ----------     ----------

           NET INCOME (LOSS)                                              $    2,088     $   (1,245)    $   45,585     $      447
                                                                            ----------     ----------     ----------     ----------
                                                                            ----------     ----------     ----------     ----------




See accompanying notes to consolidated financial statements.

                        EVERGREEN INTERNATIONAL AVIATION, INC.
                                   AND SUBSIDIARIES

                        Consolidated Statements of Cash Flows
                                     (Unaudited)

                                    (In thousands)



                                                                    NINE MONTHS ENDED
                                                                       NOVEMBER 30,
                                                                --------------------------
                                                                   1995           1996
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                         $    45,585    $       447
     Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
           Depreciation                                             21,974         21,312
           Amortization                                             31,541         22,062
           Provision for loss on accounts receivable                 2,582              -
           Increase (decrease) in deferred income taxes             17,519         (3,901)
           Gain on sale of property, equipment and route
             authority                                             (88,989)        (4,693)
           Gain on extinguishment of debt                           (5,547)             -
           Deferred rentals payable to affiliates and other              -          2,002
           Changes in items affecting operations:
             Accounts receivable                                    (2,107)         4,769
             Inventories, prepaid expenses, and
                receivables from affiliated companies               (2,477)        (9,881)
             Accounts payable and accrued liabilities               12,946         17,941
                                                                 -----------    -----------

               Net cash provided by operating activities            33,027         50,058
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, equipment and overhauls                (38,393)       (37,094)
     Proceeds from disposition of property, equipment and
        route authority                                            105,902         10,671
     Notes receivable, deposits and other assets                    (6,151)         2,185
                                                                 -----------    -----------

               Net cash provided by (used in) investing
                activities                                          61,358        (24,238)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                      329              -
     Proceeds from operating loans and short-term debt             325,690        230,049
     Payments on long-term debt                                    (71,809)       (30,887)
     Payments on operating loans and short-term debt              (341,526)      (230,253)
                                                                 -----------    -----------

               Net cash used in financing activities               (87,316)       (31,091)
                                                                 -----------    -----------

               Net increase (decrease) in cash                       7,069         (5,271)

CASH, AT BEGINNING OF PERIOD                                           584          7,559
                                                                 -----------    -----------

CASH, AT END OF PERIOD                                         $     7,653    $     2,288
                                                                 -----------    -----------
                                                                 -----------    -----------


See accompanying notes to consolidated financial statements.

                        EVERGREEN INTERNATIONAL AVIATION, INC.
                                   AND SUBSIDIARIES

                  Consolidated Statements of Cash Flows, (Continued)
                                     (Unaudited)

                                    (In thousands)


SUPPLEMENTAL DISCLOSURE OF NON-CASH
    INVESTING AND FINANCING ACTIVITIES:

Nine Months Ended November 30, 1996:

 A Guarantor Subsidiary sold assets in exchange for $2,447 in payable offsets. A Guarantor Subsidiary purchased $8,439 in overhauls and assets under vendor financing arrangements which are included in accounts payable at November 30, 1996.
 A Guarantor Subsidiary sold an aircraft for $6,500 in exchange for credit against accounts payable of $5,764 and a note receivable of $736.
 A Guarantor Subsidiary capitalized $318 of accrued and unpaid interest into long-term debt.

Nine Months Ended November 30, 1995:

 A Guarantor Subsidiary sold $1,700 in assets in exchange for $400 in payable offsets and $1,300 in future credit against component repairs and overhauls. Two of the Guarantor Subsidiaries sold assets in exchange for $3,436 in payable offsets.
 A Guarantor Subsidiary purchased $2,641 in overhauls and assets under vendor financing arrangements which are included in accounts payable at November 30, 1995.
 Two of the Guarantor Subsidiaries recognized $5,547 in gain from extinguishment of debt related to the long-term financing of certain fixed wing and rotor-wing aircraft.

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

(2)  LONG-TERM DEBT AND SENIOR NOTES

         In February 1994, the Company withheld payments to certain creditors of the Guarantor Subsidiaries and holders of the Company's Senior Notes and commenced negotiations to restructure these agreements. Through November 30, 1996, the Company has restructured its obligations with certain B747 creditors by reducing current amounts due through the extension of maturity dates and/or deferral or reduction of periodic payments. The Company is continuing negotiations with the holders of the Senior Notes and certain other lenders in an effort to complete the restructuring of such affected obligations.

         The Company is continuing its efforts to reach a consensual resolution with all of the holders of the Senior Notes and in December 1996 proposed to representatives of the holders the repurchase of all the Senior Notes at 110% of their principal amount. In January 1997 the Company revised its proposal to provide for the purchase of the Senior Notes at 120% of their principal amount. The Company has received a commitment from a major financial institution to provide funds in the amount necessary to complete the repurchase of the Senior Notes, subject to certain conditions.

         As a result of the failure to meet debt service payment requirements on its Senior Notes, the Company continues to be in violation of covenants and non-payment provisions of its Senior Notes, and is in violation of cross default and financial and other covenant provisions of certain other financing agreements, primarily of the Guarantor Subsidiaries. These violations would permit affected creditors to, among other things, accelerate the due date of their debt. In April 1996, a holder of the Senior Notes filed suit against the Company for payment of principal and interest. In August 1996, the trustee under the indenture governing the Senior Notes intervened on behalf of all holders of the Senior Notes. Partial summary judgment has been granted to the plaintiffs with respect to a portion of the claims by and on behalf of all holders of the Senior Notes and a U.S. Magistrate has issued a Findings and Recommendations which would grant summary judgment on most of the remaining claim. The Company has until January 20, 1997 to file its objections to the Findings and Recommendations (see "Part II. Other Information: Item 1. Legal Proceedings"). No other creditors have taken action to seek remedies under their respective agreements.

         The aggregate principal outstanding of long-term debt and Senior Notes in default and classified as a current liability because of such defaults in the accompanying consolidated balance sheets at November 30, 1996 was $292,632. At November 30, 1996, accrued and unpaid interest related to the Senior Notes was $68,373. The aggregate outstanding principal amount of Guarantor Subsidiaries' debt in default classified as a current liability in their condensed and combined consolidated balance sheet at November 30, 1996 was $131,676 (see Note 5).

(3)  ASSETS PURCHASED FROM AN AFFILIATE

         During the first nine months of fiscal 1997, a Guarantor Subsidiary purchased aircraft related assets from an affiliate. The difference between the price paid and the carrying value at the affiliate of the assets purchased was $1,125 and is recorded as a reduction to retained earnings at November 30, 1996.

(4)  EXTRAORDINARY ITEM

         During the first nine months of fiscal 1996, two of the Guarantor Subsidiaries recognized $5,547 in gain from the extinguishment of certain long-term debt obligations, net of applicable income taxes of $3,400.

(5)  FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

         The Senior Notes are guaranteed by Evergreen International Airlines, Inc., Evergreen Helicopters, Inc. and Evergreen Air Center, Inc. (the Guarantor Subsidiaries), each of which is a wholly-owned subsidiary of the Company.

         The following presents comparative combined and condensed financial information for the Guarantor Subsidiaries at February 29, 1996 and November 30, 1996 and for the three and nine month periods ended November 30, 1995 and 1996:

                                                  FEBRUARY       NOVEMBER
                                                  29, 1996       30, 1996
                                                ------------   ------------
Current assets                                      $46,294        $33,501
Property and equipment                              475,420        465,744
Other assets                                         35,415         29,710
                                                 ------------   ------------

     Total assets                                  $557,129       $528,955
                                                 ------------   ------------
                                                 ------------   ------------

Current liabilities:
  Notes payable                                      $1,826         $1,677
  Accounts payable and accrued liabilities           64,056         68,074
  Current portion of long-term debt                   2,970          8,053
  Long-term debt in default                         192,673        131,676
                                                 ------------   ------------

      Total current liabilities                     261,525        209,480
                                                 ------------   ------------

Noncurrent liabilities                               45,612         73,060

Intercompany payables                               215,018        215,625
                                                 ------------   ------------

Total noncurrent liabilities                        260,630        288,685
                                                 ------------   ------------

Stockholder's equity                                 34,974         30,790
                                                 ------------   ------------

    Total liabilities and stockholder's equity     $557,129       $528,955
                                                 ------------   ------------
                                                 ------------   ------------


                                                              THREE MONTHS                  NINE MONTHS
                                                            ENDED NOVEMBER 30,            ENDED NOVEMBER 30,
                                                        -------------------------     -------------------------
                                                          1995           1996           1995          1996
                                                        ----------     ----------     ----------     ----------
Operating revenues:
  Flight                                                 $67,572      $  65,117     $  184,856     $  185,899
  Aircraft leasing                                         5,387          1,739         19,036          8,895
  Sales of aircraft, parts and other
     property and equipment                                2,011          4,147         45,467         18,119
  Support services                                         3,632          7,715         17,490         17,458
                                                        ----------     ----------     ----------     ----------

     Total operating revenues                             78,602         78,718        266,849        230,371
                                                        ----------     ----------     ----------     ----------

Operating expenses:
  Flight costs                                            12,710          9,290         31,770         26,274
  Fuel                                                     8,600         13,435         27,947         33,053
  Maintenance                                             17,049         12,584         49,312         37,074
  Aircraft and equipment                                  15,457         12,888         44,989         39,237
  Cost of sales and write-downs of aircraft,
     parts and other property and equipment                  222          2,845         24,128         13,765
  Selling, general and administrative                     10,103          9,222         25,284         22,539
  Other                                                    9,448         11,994         36,193         28,675
                                                        ----------     ----------     ----------     ----------

     Total operating expenses                             73,589         72,258        239,623        200,617
                                                        ----------     ----------     ----------     ----------

     Income from operations                                5,013          6,460         27,226         29,754

Non-operating (income) expenses:
  Interest expense                                        12,146         11,309         38,738         34,827
  Sale of route authority and other                         (346)           (31)       (71,066)            50
                                                        ----------     ----------     ----------     ----------

     Income (loss) before taxes and extraordinary item    (6,787)        (4,818)        59,554         (5,123)

Income tax expense (benefit)                              (2,536)        (1,832)        22,589         (1,947)
                                                        ----------     ----------     ----------     ----------

     Income (loss) before extraordinary item              (4,251)        (2,986)        36,965         (3,176)

Extraordinary gain, net                                    5,166              -          5,547              -
                                                        ----------     ----------     ----------     ----------

     Net income (loss)                                      $915        ($2,986)       $42,512        ($3,176)
                                                        ----------     ----------     ----------     ----------
                                                        ----------     ----------     ----------     ----------


                                                           NINE MONTHS ENDED
                                                               NOVEMBER 30,
                                                        ------------------------
                                                         1995 (1)        1996
                                                        ----------    ----------

Net cash provided by operating activities                $40,100       $62,618
                                                        ----------    ----------

Cash flows from investing activities:
  Purchases of property, equipment and overhauls         (36,500)      (33,573)
  Proceeds from disposition of property, equipment and
     route authority                                     105,569         9,908
  Other                                                   (5,270)        2,313
                                                        ----------    ----------

  Net cash provided by (used in) investing activities     63,799       (21,352)
                                                        ----------    ----------

Cash flows from financing activities:
  Proceeds from operating loans and debt                  10,401         1,350
  Payments on operating loans and debt                  (108,523)      (47,792)
                                                        ----------    ----------

  Net cash used in financing activities                  (98,122)      (46,442)
                                                        ----------    ----------

  Net increase (decrease) in cash                          5,777        (5,176)

Cash, at beginning of period                                 (33)        6,616
                                                        ----------    ----------

Cash, at end of period                                    $5,744        $1,440
                                                        ----------    ----------
                                                        ----------    ----------

(1) Fiscal 1995 amounts have been reclassified to reflect the presentation of Senior Note interest consistent with fiscal 1996.

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

GENERAL

    The Company's largest operating subsidiary, Evergreen International Airlines, Inc. ("EIA"), is a contract air carrier that primarily charges customers based on a block hour basis rather than a per seat or per pound basis as do scheduled passenger carriers or overnight express carriers. A "block hour" is defined as the elapsed time computed from the moment the aircraft moves to the time it comes to rest at its destination. Fluctuations in flight revenues are not necessarily indicative of a true change in operating activities because of shifts in the mix between "all-in" services and wet leases or "ACMI" services from year-to-year. For all-in charters, EIA is responsible for the full range of operating expenses, including fuel, and receives a correspondingly higher price per block hour flown. However, for wet leases and contract charters, EIA typically provides only aircraft, crew, maintenance and insurance ("ACMI"), where the customer is responsible for all other operating expenses, such as fuel, ground handling and crew accommodations. As a result, wet lease and other ACMI contract charters typically have lower block hour revenue rates. For this reason, it is important to analyze the type of block hours flown in connection with changes in actual revenues earned. EIA, as a matter of policy, includes fuel cost adjustment mechanisms in certain all-in charters, including U.S. military charters, thus minimizing the risk of fuel price volatility to EIA. In addition, the Company also provides common carriage services and "dry" leases certain of its aircraft.

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 1996 TO THE THREE MONTHS ENDED NOVEMBER 30, 1995

    OPERATING REVENUES. Total operating revenue during the three months ended November 30, 1996 increased by $2.8 million, or a 3.2% improvement, when compared to the three month fiscal period ended November 30, 1995.

    Flight revenues during the quarter declined by $2.5 million when compared to the three months ended November 30, 1995. The decline is primarily due to discontinued DC8 activity and B747 capacity limitations brought about by the removal from service of three GATX/Airlog converted B747-100F aircraft in January 1996 in accordance with an FAA airworthiness directive (see "Liquidity and Capital Resources"). The reduction of B747 capacity restricted EIA's ability to provide expanded cargo lift to its existing AustralAsia and South American customers. Partially offsetting these declines was the return to contract service in fiscal 1997 of one previously dry leased B747 which enabled EIA to perform expanded United States Air Force Air Mobility Command ("AMC") activity when comparing the third quarter of fiscal 1996 and 1997.

    Block hour totals during the third quarter of fiscal 1997 declined by 278 hours when compared to the corresponding period of fiscal 1996. The following table details block hour totals by aircraft type for the fiscal quarters ended November 30, 1995 and 1996:


         ---------------------------------------------------------------
                              THREE MONTHS ENDED NOVEMBER 30,
           BLOCK HOURS:      ---------------------------------
               AIRCRAFT TYPE       1995          1996       NET CHANGE
         ---------------------------------------------------------------
          B747                    7,468          7,342           (126)
          DC8                       149              0           (149)
          DC9                     1,792          1,789             (3)
         ---------------------------------------------------------------
               Totals             9,409          9,131           (278)
         ---------------------------------------------------------------


    The composition of flight revenue during the third quarter of fiscal 1997, when compared to the corresponding prior year period, indicates an increase in all-in block hours relative to ACMI hours. The increase in all-in hours is primarily attributable to AMC expansion during the third quarter of fiscal 1997. All-in B747 activity increased by 742 hours, while ACMI B747 activity declined by 868 hours, when compared with those recorded during the third quarter of fiscal 1996. In aggregate, the Company operated 5,423 all-in hours (59.4%) and 3,708 ACMI hours (40.6%) during the three months ended November 30, 1996, compared to 4,773 all-in hours (50.7%) and 4,636 ACMI hours (49.3%) operated during the same period of the prior fiscal year.

    Aircraft leasing revenue declined by $3.6 million during the third quarter of fiscal 1997, primarily due to a reduction of B747 aircraft on dry lease from three aircraft during the third quarter of fiscal 1996 to one aircraft during the third quarter of fiscal 1997. One B747 remained on dry lease at the end of the quarter and was returned to the Company in December 1996. Aircraft leasing revenues include maintenance reserves for scheduled engine and airframe overhauls and inspections.

    Revenues from the sale of aircraft, parts and other property and equipment increased by $2.4 million when comparing the three month period ending November 30, 1996 and 1995. The increase is primarily attributable to the disposition of rotor-wing aircraft during the third quarter of fiscal 1997.

    Support services revenue, which is composed of non-flight activities such as Evergreen Aviation Ground Logistics Enterprises, Inc. ("EAGLE") and Evergreen Air Center, Inc. ("EAC') ground handling and maintenance services, increased by $6.5 million during the three months ended November 30, 1996 when compared to the three months ended November 30, 1995, primarily due to increased EAC third party maintenance service revenue and expanded EAGLE United States Postal Service ("USPS") and domestic station activities. In August 1996, EAGLE began support of the daytime USPS Hub and Spoke Program ("HASP") in conjunction with the its existing T-Net contract at Indianapolis, Indiana.

    OPERATING EXPENSES.   Categories of operating expense include flight
costs, fuel, maintenance, aircraft and equipment, cost of sales of aircraft, parts and other property and equipment, selling, general and administrative, and other. Total operating expenses increased by $.9 million when comparing the third quarter of fiscal 1997 to the corresponding prior year period. Flight costs declined by $3.4 million primarily due to subservicing of a passenger aircraft to perform AMC passenger missions during the third quarter of fiscal 1996 which was not necessary during the current year period. Fuel costs increased by $5.0 million during the third quarter of fiscal 1997 when compared to the same period of the prior year primarily due to the change in the mix of services provided, and an overall increase in average fuel prices. Maintenance costs declined by $4.4 million during the third quarter of fiscal 1997 when compared to the corresponding period of the previous year, due primarily to reduced overhaul amortization expense and line maintenance expense resulting from a reduction in overall flight activity due to the removal from service of the three GATX/Airlog converted B747-100F aircraft in January 1996. Aircraft and equipment costs, which represent primarily aircraft rentals and depreciation, declined by $2.6 million during the three months ended November 30, 1996 when compared to the corresponding period of fiscal 1996 primarily due to renegotiated lease arrangements with affiliated companies for rotor-wing, B747 and DC9 aircraft. Cost of sales of aircraft, parts and other property and equipment increased by $2.7 million during the third quarter of fiscal 1997 when compared to fiscal 1996 third quarter totals, primarily due to the increased level of sales of aircraft, parts and other property and equipment and a $.2 million prior year inventory adjustment at EAC. Selling, general and administrative costs increased by $.6 million, primarily due to higher legal and professional expenses, while other operating expenses increased by $3.0 million during the third quarter of fiscal year 1997 when compared to the corresponding period of fiscal 1996, resulting from the expansion of support service business performed by EAC and EAGLE during the current year period and a $.5 million adjustment relating to prior periods at EAC.

    NON-OPERATING (INCOME) EXPENSES. During the third quarter of fiscal 1997, non-operating expenses totaled $11.3 million compared to non-operating expenses of $12.2 million recognized during the corresponding period of fiscal 1996. Interest expense declined by approximately $1.2 million due to a reduction in interest bearing liabilities, primarily long-term debt.

    EXTRAORDINARY ITEM. During the third quarter of fiscal 1996, the Company finalized an agreement to retire an existing debt obligation and finance on a long-term basis one B747 aircraft. As a consequence of the transaction the Company recognized a before tax gain of $8.3 million related to extinguishment of debt, which is presented net of applicable income taxes of $3.2 million in the accompanying statement of income (loss).

    NET INCOME (LOSS). During the third quarter ended November 30, 1996, net loss totaled $1.2 million, compared to $2.1 million in net income generated during the third quarter of fiscal 1996. The primary reason for the decline in income is an extraordinary gain of $5.2 million (net of applicable taxes of $3.2 million) recognized during the third quarter of fiscal 1996 resulting from the agreements to retire and refinance a B747 long-term debt obligation. Operating performance improved despite the removal from service of the three GATX/Airlog converted B747-100F aircraft in January 1996, primarily due to improved utilization by EIA of its remaining fleet.

COMPARISON OF THE NINE MONTHS ENDED NOVEMBER 30, 1996 TO THE NINE MONTHS ENDED NOVEMBER 30, 1995

    OPERATING REVENUES. Total operating revenue during the nine months ended November 30, 1996 declined by $31.2 million, or 10.6%, when compared to the nine months ended November 30, 1995.

    Flight revenues increased by $1.0 million when compared to the corresponding period of the prior year. The increase is primarily attributed to heli-logging and aerial firefighting activities by EHI during the first nine months of fiscal 1997. In aggregate, EHI flight revenue increased by approximately $6.0 million compared to the first nine months of fiscal 1996. These increases were partially offset by depressed EIA flight revenue due to the removal from service of the three GATX/Airlog converted B747-100F aircraft in January 1996.

    During the first nine months of fiscal 1997, block hours operated by EIA decreased by 1,864 hours when compared to block hour totals recorded during the first nine months of the prior year. The block hour decline is due primarily to the removal from service of one DC8 aircraft and the removal from service of the three GATX/Airlog converted B747-100F aircraft in fiscal 1996. The following table details block hour totals by aircraft type for the nine months ended November 30, 1995 and 1996:

         ---------------------------------------------------------------
                               NINE MONTHS ENDED NOVEMBER 30,
           BLOCK HOURS:        ------------------------------
               AIRCRAFT TYPE       1995           1996      NET CHANGE
         ---------------------------------------------------------------
          B747                   20,190         19,616           (574)
          DC8                     1,077              0         (1,077)
          DC9                     5,725          5,512           (213)
         ---------------------------------------------------------------
              Totals             26,992         25,128         (1,864)
         ---------------------------------------------------------------


    The composition of flight revenue during the nine months ended November 30, 1996, when compared to the corresponding prior year period, indicates an increase in all-in block hours and a decline in ACMI hours. The primary reason for the change in block hour composition is the discontinuance of ACMI contracts operating between China and the United States and Europe and the United States which were replaced with all-in and AMC expansion activity. All-in block hour activity increased by 348 hours while ACMI hours declined by 2,212 hours, when comparing nine month fiscal 1997 block hour totals with those recorded during the corresponding period of the prior year. In aggregate, the Company operated 16,243 all-in hours (64.6%) and 8,885 ACMI hours (35.4%) during the nine months ended November 30, 1996, compared to 15,895 all-in hours (58.9%) and 11,097 ACMI hours (41.1%) operated during the same period of fiscal 1996.

    Aircraft leasing revenue declined by $10.1 million during the first nine months of fiscal 1997 when compared to the corresponding period of the prior year, primarily due to the return of two B747 aircraft from lease in June 1995 and March 1996. During the first nine months of fiscal 1997 the Company employed an average of two B747 aircraft under dry leases compared to an average of four B747 aircraft during the first nine months of fiscal 1996. The remaining aircraft was returned to the Company in December 1996. Aircraft leasing revenues include maintenance reserves for scheduled engine and airframe overhauls and inspections.

    Revenues from the sale of aircraft, parts and other property and equipment declined by $26.9 million during the first nine months of fiscal 1997 when compared to the corresponding period of fiscal 1996. The decline is primarily attributable to the sale of two DC8 aircraft in March 1995 for a total of $38.0 million. Sales of aircraft during the nine months ended November 30, 1996 reflect the sale of a DC8-62 aircraft, rotor-wing aircraft and the results of the Company's continued component sales activity.

    Support services revenue during the nine months ended November 30, 1996 increased by approximately $4.9 million when compared to the prior year corresponding period, primarily due to increased EAC third party maintenance service revenue and expanded EAGLE USPS and domestic station activities.

    OPERATING EXPENSES. Operating expenses, exclusive of cost of sales of aircraft, parts and other property and equipment declined by $23.2 million. Total operating expenses, inclusive of cost of sales of aircraft, parts and other property and equipment declined by $33.3 million when comparing the nine months ended November 30, 1996 to the corresponding period of the prior year. Flight costs declined by $5.5 million during the nine months ended November 30, 1996 when compared to prior year nine month totals, primarily due to subservicing of a passenger aircraft to perform AMC passenger missions during the third quarter of fiscal 1996 which was not necessary during the current year period, a reduction in flight and cabin crew costs and passenger catering resulting from the removal from service of the three GATX/Airlog converted B747-100F aircraft in January 1996 and the conversion of the Company's remaining passenger aircraft to freighter configuration in August 1995. Fuel costs increased by $5.6 million when comparing the first nine months of fiscal 1997 and 1996, primarily due to an overall increase in average fuel prices, an increase in all-in activity, specifically B747, performed by EIA, and EHI heli-logging and aerial firefighting activity during the second quarter of fiscal 1997. Maintenance costs declined by $12.1 million during the nine months ended November 30, 1996 when compared to the corresponding period of the previous year, due primarily to reduced overhaul amortization expense and line maintenance expense due to fewer hours operated resulting from the removal from service of the three GATX/Airlog converted B747-100F aircraft in January 1996. Aircraft and equipment costs, which represent primarily aircraft rentals and depreciation, declined by $5.8 million during the nine months ended November 30, 1996 when compared to the corresponding period of fiscal 1996, primarily due to renegotiated lease arrangements with affiliated companies for B747 and DC9 aircraft. Cost of sales of aircraft, parts and other property and equipment declined by $10.1 million during the nine month fiscal 1997 period when compared to fiscal 1996 nine month totals, primarily reflecting the book value of two DC8 aircraft sold in March 1995 and a $.2 million prior period adjustment during the current year at EAC. Selling, general and administrative costs remained relatively constant while other expenses declined by $5.4 million during the nine months ended November 30, 1996, primarily due to a reduction in aircraft and cargo ground handling resulting from a higher level of AMC activity. AMC activity, which represented a majority of EIA's all-in activity during the current year, does not require ground and airport handling at military locations. These declines in other costs were partially offset by increased operating costs at EAGLE and a $.5 million adjustment relating to a prior period at EAC.

    NON-OPERATING (INCOME) EXPENSES. During the first nine months of fiscal 1997, non-operating expenses totaled $35.2 million compared to non-operating income of $30.8 million recognized during the corresponding period of fiscal 1996. This change is primarily attributable to the sale of EIA's China route authority in August 1995 which generated $67.5 million in before-tax income along with $3.5 million in income related to the final settlement of an administrative claim against bankrupt Pan American Airways. Despite an increase in penalty interest of approximately $1.7 million, interest expense declined by $5.1 million due to a reduction in interest bearing liabilities.

    EXTRAORDINARY ITEM. During the nine months ended November 30, 1995, the Company finalized agreements to retire existing debt obligations and finance on a long-term basis certain rotor-wing and B747 aircraft. As a consequence of the agreements the Company recognized before tax gains of $8.9 million related to extinguishment of debt, net of applicable income taxes of $3.4 million.

    NET INCOME. During the nine months ended November 30, 1996, net income totaled $.5 million, compared to $45.6 million in net income generated during the first nine months of fiscal 1996. The primary reason for the decline in net income when comparing the two fiscal periods, is the sale of EIA's China route authority in August 1995, the sale of two DC8 aircraft in March 1995, and extraordinary income recognized from the retirement and refinancing of a B747 long-term debt obligation. These transactions generated before-tax income during fiscal 1996 of $67.5 million, $3.5 million, and $8.9 million, respectively. Also contributing to the decline was the removal from service of the three GATX/Airlog converted B747-100F aircraft in January 1996 which adversely impacted earnings. These revenue declines were partially offset by reductions in amortization and line maintenance expense, and a reduction in interest expense during the first nine months of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal internal sources of liquidity are cash flow from operating activities and proceeds from the sales of assets. During the nine months ended November 30, 1996 cash flow generated from operating activities totaled $50.1 million. The Company continued its efforts to partially satisfy obligations through barter and trade arrangements and negotiate favorable credit terms with certain of its trade and overhaul vendors, which reduced operating and maintenance cash requirements during the period by approximately $16.7 million.

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

    Operating capital is supplemented by a lending facility which commenced in January 1992 wherein EIA, EHI, and EAGLE borrow jointly under an operating loan agreement which expires on February 20, 1997, subject to an automatic extension until April 1997, unless the Company is notified to the contrary prior to the expiration date. There can be no assurance that the lender will continue to extend the expiration date. This operating loan facility is collateralized by substantially all of the Company's assets with the exception of aircraft, engines and real property. The maximum credit under the agreement is $45.0 million, subject to inventory and accounts receivable levels, advance rate formulas, and other requirements. Actual availability at November 30, 1996 was $36.3 million, of which $33.9 million was outstanding. The loans under the facility bear interest at prime plus 2.25% per annum.

    At November 30, 1996, the Company had consolidated long-term debt of $339.0 million, including the $125.0 million in Senior Notes and $33.9 million outstanding under its operating loan. In addition, accrued and unpaid interest on the Senior Notes at November 30, 1996 was $68.4 million, including $12.8 million in penalty interest. Long-term debt in default at November 30, 1996 totaled $292.6 million, which includes $125.0 million in Senior Notes, $34.3 million in B747 debt being restructured, and $133.3 million in long-term debt carried as a current liability due solely to technical debt covenant violations (e.g. cross defaults). The Company will be able to normalize the presentation of its long-term debt as restructurings of the various agreements are completed.

    The Senior Notes are primary obligations of the Company and are jointly and severally guaranteed on a senior subordinated basis by the Guarantor Subsidiaries. The rights of the holders of the Senior Notes under the subsidiary guarantees are severally subordinated to all existing and future Senior Indebtedness, as defined in the indenture under which the Senior Notes were issued (the "Indenture"), of the Guarantor Subsidiaries. Such Senior Indebtedness of EIA, EHI and EAC was $166.9 million, $3.2 million and $.1 million, respectively, as of November 30, 1996, substantially all of which is collateralized by the assets of such Guarantor Subsidiaries. Total indebtedness of the Company and Guarantor Subsidiaries with rights senior to the holders of the Senior Notes, as of November 30, 1996 totaled $205.2 million.

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

    In February 1994, the Company withheld principal and interest payments on certain of its long-term debt obligations and Senior Notes. The long-term debt effected was primarily collateralized by B747 aircraft. In addition, the Company withheld payments due to affiliated companies for leased aircraft and equipment. None of the affected B747 collateralized creditors have exercised the remedies available to them under their respective agreements. No principal or interest payments have been made to the holders of the Senior Notes since August 1993. In April 1996, a holder of the Senior Notes notified the Company it had accelerated the principal and accrued and unpaid interest on the Senior Notes. On April 25, 1996, the holder filed suit against the Company in the United States District Court for the District of Oregon for payment of principal and interest. On May 28, 1996, the holder moved for partial summary judgment on the interest portion of its claim of approximately $12.1 million. In August 1996, the trustee under the Indenture intervened on behalf of all holders of the Senior Notes. On December 6, 1996, the District Court granted the Trustee's motion for partial summary judgment on the interest portion of the Trustee's claim. In January 1997, a Findings and Recommendation was issued which granted the Trustee its motion for summary judgment filed in October 1996 seeking payment of all outstanding principal and other amounts due on the Senior Notes. The Company has until January 20, 1997 to file its objections to the Findings and Recommendation. (see "Part II: Item 1. Legal Proceedings") No assurances can be given that the Company will be able to successfully renegotiate the remainder of its long-term debt or the Senior Notes.

    The Company is continuing its efforts to reach a consensual resolution with all of the holders of the Senior Notes and in December 1996 proposed to representatives of the holders the repurchase of all the Senior Notes at 110% of their principal amount. In January 1997, the Company revised its proposal to provide for purchase of the Senior Notes at 120% of their principal amount. The Company has received a commitment from a major financial institution to provide funds in the amount necessary to complete the repurchase of the Senior Notes, subject to certain conditions.

    If the Company is unable to successfully restructure the balance of its secured debt and Senior Note agreements, the holder of any obligation remaining in default could exercise remedies available to such holder, including, in many cases, acceleration of the entire principal amount of the obligation. As discussed above, the Trustee for the Senior Note Indenture is in the process of exercising its remedies. Under such circumstances, the Company would be unlikely to have the liquidity to pay the associated obligation, and could face the loss of use of any asset collateralizing the obligation or of other assets attached to satisfy a judgment. Under such circumstances, or other circumstances, including the non-extension of the maturity date of its operating loan facility, where actions by its creditors could impair the Company's continuing ability to operate and serve its customers, the Company may have to consider various alternatives including such things as the sale of part or all of certain operating subsidiaries and equipment or other assets, further collateralization, or the Company may choose to seek protection from its creditors under applicable laws.

    EIA is required to perform certain maintenance inspections and structural upgrades and modifications to designated B747 and DC9 aircraft. All of EIA's B747 aircraft are subject to Section 41 modification(1): five aircraft have completed the modification; during fiscal 1997 one aircraft is scheduled for completion, and the remaining aircraft will be scheduled thereafter, as required. The Company anticipates the cost to be approximately $1.1 million per aircraft. In addition, the FAA will require all aircraft flown in the United States to comply with Stage III noise regulations on a phased-in basis through 1999. The Company has five McDonnell Douglas DC9 aircraft remaining to phase-in through 1999 and anticipates that compliance will cost approximately $1.6 million per aircraft. EIA's B747 aircraft can currently be operated under Stage III guidelines; however, certain aircraft must be operated at reduced operating weights in order to comply with Stage III requirements. Modifications are available for EIA's four B747-200 aircraft to eliminate any reduction in operating weights at an estimated cost of $.8 million to $1.5 million per aircraft. The Company will continue to evaluate and determine the most advantageous alternative for Stage III compliance for the remainder of its fleet.

    In addition, an FAA directive, which went into effect January 30, 1996, requires structural enhancements to three of EIA's B747-100 aircraft. If the directive is not complied with, the aircraft will be subject to substantial weight limitations. The Company anticipates that the cost of these enhancements will be borne by the original holder of the supplemental type certificate ("STC") under which the aircraft were originally modified to freighter configuration. The required structural enhancements for two of these aircraft have been partially completed and the Company is waiting for design by the STC holder and approval from the FAA regarding engineering conformity for final
completion.   It is anticipated that two of these aircraft will remain out of service until the first or second quarters of fiscal year 1998, while the third aircraft is expected back in service during the Company's fourth quarter of fiscal year 1997.

    In fiscal 1996, the Company entered into an agreement to purchase five Bell 407 helicopters at a rate of one per year until fiscal 2000. The agreement included deposits on line positions totaling $.2 million. The Company estimates the cost per aircraft to be $1.4 million. The Company chose not to take delivery of the first aircraft and was refunded the line position deposit.
Under the terms of the agreement the Company may elect to trade assets to satisfy a portion of the purchase price.

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



----------------------------
(1)Mandated by the FAA in 1990, this modification consists of frame replacement within Section 41 of the aircraft fuselage and must be completed prior to 20,000 total aircraft cycles.

PART II. OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS

    On April 25, 1996, Cargill Financial Services Corporation ("Cargill") filed an action in the United States District Court for the District of Oregon against the Company and certain of its subsidiaries. Cargill sought amounts claimed to be due and owing to Cargill as a then-holder of approximately $55 million in principal amount of the Company's Senior Notes. On May 28, 1996, Cargill moved for partial summary judgment on the portion of its claims that sought recovery of unpaid interest and interest on that unpaid interest as provided in the Senior Notes. On July 22, 1996, Magistrate Judge John Jelderks issued a Findings and Recommendations that Cargill be granted partial summary judgment on such claims. On September 6, 1996, U.S. District Judge Ancer Haggerty adopted Judge Jelderks' Findings and Recommendations. On August 16, 1996, the District Court allowed the Trustee under the Indenture to intervene in the action to assert claims for unpaid principal and interest on all the Senior Notes. On August 22, 1996, the Trustee filed a motion for partial summary judgment on the portion of its claims seeking recovery of interest on the Senior Notes and interest on that interest. On October 7, 1996, Magistrate Judge Jelderks issued a Findings and Recommendations that the Trustee's motion for partial summary judgment be granted. On December 6, 1996 the District Court adopted the Findings and Recommendations of the Magistrate Judge and granted the Trustee's motion for partial summary judgment. The Trustee's Amended Complaint, filed October 9, 1996, seeks payment of all outstanding principal and accrued and unpaid interest on the Senior Notes (other than unaccelerated interest payments payable to Cargill), together with default interest thereon. On January 3, 1997 Magistrate Judge Jelderks issued a Findings and Recommendations which granted the Trustee's motion for summary judgment filed in October 1996, but feeling that the effective date of acceleration of the Senior Notes should be August 15, 1996, rather than April 15, 1996, and that the judgment concerning the Trustee's recovery of costs and fees should not include compensation for services not related to its prosecution of the present action. The Company has until January 20, 1997 to file its objections to the Findings and Recommendations.

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

         Since February 1994, the Company has failed to make semi-annual interest payments on the Company's $125 million 13 1/2% Senior Notes due August 15, 2002 (totaling approximately $68.4 million at November 30, 1996) and is therefore in default with respect to its payment obligations as well as certain financial and other covenants under the Senior Notes. In August 1996, all outstanding principal and accrued interest on the Senior Notes was accelerated by the Trustee. At November 30, 1996, $125 million and $68.4 million in interest (including $12.8 million in penalty interest) were outstanding under the Senior Notes.

ITEM 6.   EXHIBITS AND REPORTS OF FORM 8-K

         (a) Exhibits filed with this Form 10-Q

             3.1*  Articles of Incorporation of Evergreen International
                   Aviation, Inc., as amended to date
             3.2*  Bylaws of Evergreen International Aviation, Inc., as amended to date
             3.3*  Articles of Incorporation of Evergreen International
                   Airlines, Inc., as amended to date
             3.4*  Restated Bylaws of Evergreen International Airlines, Inc.,
                   as amended to date
             3.5*  Articles of Incorporation of Evergreen Helicopters, Inc. as
                   amended to date
             3.6* Bylaws of Evergreen Helicopters, Inc., as amended to date 3.7* Articles of Incorporation of Evergreen Air Center, Inc., as
                   amended to date
             3.8*  Bylaws of Evergreen Air Center, Inc., as amended to date
            27     Financial Data Schdule

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


                                  EVERGREEN INTERNATIONAL AVIATION, INC.



Date:     January 15, 1997          /s/ Timothy G. Wahlberg
      -----------------------     -------------------------------
                                  Timothy G. Wahlberg
                                  President



Date:     January 15, 1997          /s/ D. Michael Clark
      -----------------------     -------------------------------
                                  D. Michael Clark
                                  Chief Financial Officer