Form 10-Q/A
period 1996-11-30
EVERGREEN INTERNATIONAL AVIATION INC
filed 1997-02-27
CIK 894473

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ________________ to ______________

                        Commission File Number   33-56532

                     EVERGREEN INTERNATIONAL AVIATION, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

             Oregon                                            93-0729079
---------------------------------                        ----------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                              3850 Three Mile Lane
                           McMinnville, Oregon  97128
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (503) 472-9361
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----

The number of shares outstanding of Registrant's Common Stock at January 15, 1997 was 5,580,000

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

     3.5* Articles of Incorporation of Evergreen Helicopters, Inc. as amended to date

     3.6* Bylaws of Evergreen Helicopters, Inc., as amended to date

     3.7* Articles of Incorporation of Evergreen Air Center, Inc., as amended to date

     3.8* Bylaws of Evergreen Air Center, Inc., as amended to date

     10.1 Amendment No. 16 and Forbearance Agreement by and among the Company, certain affiliated companies and Congress Financial Corporation dated as of April 23, 1996

     27++ Financial Data Schedule

     * Incorporation by reference from exhibit filing to the Company's Registration Statement on Form S-4 (file no. 33-56532), filed with the Commission on April 28,1 993.

     ++   Incorporated by reference from exhibit filing to the Company's
Form 10-Q for the quarter ended November 30, 1996, filed with the Commission on January 20, 1997.

     (b)  Reports on Form 8-K

     The Company filed a report on Form 8-K on September 5, 1996 concerning intervention of the Trustee in a lawsuit on behalf of all holders of the Company's Senior Notes.

     The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the quarter ended November 30, 1996, as set forth above. Although the only change made herein is the addition of Exhibit 10.1 to the exhibit list, the complete text of Item 6 is set forth pursuant to Regulation Section 240.12b-15.

     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   EVERGREEN INTERNATIONAL AVIATION, INC.

Date:  February 27, 1996           /s/ Delford M. Smith
                                   -------------------------------------------
                                   Delford M. Smith
                                   Chief Executive Officer

Date:  February 27, 1996           /s/ D. Michael Clark
                                   -------------------------------------------
                                   D. Michael Clark
                                   Chief Financial Officer